Form 10-K
period 1999-12-31
DATA CRITICAL CORP
filed 2000-03-30
CIK 941775

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
  For the fiscal year ended December 31, 1999 or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

  (for the transition period from          to         )

                         Commission File No. 000-27855

                               ----------------

                           DATA CRITICAL CORPORATION
            (Exact name of registrant as specified in its charter)

                   Delaware                                   91-1901482
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                  Identification Number)

                     19820 North Creek Parkway, Suite 100,
                              Bothell, Washington
         (Address of principal executive offices, including zip code)

                                (425) 482-7000
              Registrant's telephone number, including area code:

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.0001 per share

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of common stock on March 27, 2000, as reported by Nasdaq, was approximately $148,670,844. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 27, 2000, 10,691,118 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates certain information by reference from the definitive proxy statement for the Annual Meeting of Stockholders tentatively scheduled for June 2, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----


 PART I..................................................................    3


    ITEM 1.  BUSINESS...................................................     3


    ITEM 2.  PROPERTIES.................................................    16


    ITEM 3.  LEGAL PROCEEDINGS..........................................    16


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    16


 PART II.................................................................   17


    ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS.......................................    17


    ITEM 6.  SELECTED FINANCIAL DATA....................................    18


    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................    18


    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK......................................................    39


    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    40


    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..................................    58


 PART III................................................................   59


    ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.........    59


    ITEM 11. EXECUTIVE COMPENSATION.....................................    59


    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT PRINCIPAL STOCKHOLDERS.........................    59


    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    59


 PART IV.................................................................   60


    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K..................................................    60

                                    PART I

  Our annual report on Form 10-K contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses, revenue mix, product and service development, and relationships with strategic partners. These forward-looking statements include, among others, those statements using terminology such as "may", "will", "expects", "plans", "estimates", "anticipates", "potential", "becoming", "begin", "expand", "improve", "become", "likely", or "continue" or the negative thereof or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. These forward-looking statements involve risks and uncertainties, and it is important to note that Data Critical's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should also carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-Q and any current reports on Form 8-K.

ITEM 1. BUSINESS

Introduction

  We design, manufacture, market, install and support communication and information systems, using wireless and internet technology and proprietary software to allow access to health information, including patient vital signs and other diagnostic data, using wireless technology and proprietary software. Our systems provide for information retrieval from remote sources, both inside and outside the hospital environment, and are integrated and coordinated through either a wireless network utilizing our interactive device, a personal computer or the internet. Our focus within health care is on the hospital, physician and at-home consumer markets.

Industry Background

  Recent technological advances in digital wireless communications and the demands of an increasingly mobile workforce have resulted in the proliferation of wireless hand-held information communication devices. The capabilities of these sophisticated devices, which include personal digital assistants, wireless receivers and smart phones, often with access to the internet, are fostering the development of information-intensive applications than can result in greater caregiver productivity and efficiency. At the same time, healthcare facilities, including hospitals and extended care facilities, are focused on reducing costs and enhancing workforce productivity. These facilities are seeking to improve the response time, decision-making quality and overall efficiency of caregivers, including physicians and nurses, who treat patients in life-critical situations.

 Dynamics of Healthcare Industry

  Large Market with Need for Reduced Costs. According to the Health Care Financing Administration (HCFA), healthcare is estimated to be the largest single sector of the U.S. economy in 1999, representing approximately $1.2 trillion, or 14% of the U.S. gross domestic product. According to data from the American Hospital Association, in 1997 there were 6,097 hospitals and 1,035,890 hospital beds in the United States. Inefficiencies within the healthcare system consume significant time, resources and capital. During 1998, an estimated $250 billion, or 25% of every healthcare dollar, was spent on excessive administrative costs, the delivery of unnecessary care and performance of redundant tests and procedures. One responsive measure taken by the government and managed care companies has been to impose restrictions on hospital admittance and reimbursement. This has resulted in higher levels of acuity and a lower number of patients being treated in an inpatient environment, each requiring closer monitoring in order to maintain an appropriate level of care.

  Aging of the Population. Rapid growth in the aged population is expected as the baby boomers move into the elderly population group. According to the U.S. Census Bureau, the 75+ age group is expected to grow from 13.2 million in 1990 to over 16.6 million by the year 2000. The population of seniors age 85+ is expected to increase from 3.1 million in 1990 to 4.3 million by the year 2000. As the proportion of the population which is elderly increases, the average age of hospital patients increases as well. Since the elderly are more susceptible to complications while hospitalized, monitoring of their vital signs is critical to ensure against unforeseeable adverse events.

  Migration of Patients to Less Costly Care Environments. In response to escalating healthcare costs, government and private pay sources have implemented cost-containment measures designed, when appropriate, to migrate post-acute patients more quickly from higher intensity care, high cost units such as intensive care units to lower intensity care, lower cost units such as step-down units. These patients continue to require monitoring even though they have been moved to a lower cost setting which has a much lower nurse-to-patient ratio. Hospitals spend significant capital to upgrade their monitoring equipment to accommodate the level of care required by these patients. Due to this trend of moving patients out of critical areas of the hospital sooner, hospitals are converting more of their general medical/surgical beds to step-down or patient-monitoring units.

  Underdeveloped Communications Technology in Hospitals. Underdeveloped information systems and communications procedures within hospitals, specifically relating to critical care patient information, contribute to inefficiencies and high cost in the healthcare industry. Caregivers must attend to several patients in various locations while simultaneously accessing time-critical patient medical information that is monitored and collected by medical equipment. Within hospitals, patients are monitored by medical equipment that either is centrally connected or operates on a stand-alone basis. According to Frost and Sullivan, the worldwide hospital monitoring equipment market, which includes cardiac, respiratory, blood gas, and neurological monitoring equipment, is estimated to be approximately $6.4 billion in 1999. The large number of medical monitoring devices in each hospital and the fact that these devices are manufactured by numerous medical equipment suppliers has hampered the ability of many hospitals to create integrated critical care patient communications networks. While most hospitals operate in a decentralized nurse mode, the information from medical equipment is available only at a central location. Consequently, most hospitals employ monitoring technicians to centrally monitor critical care patient data captured by medical equipment and inform caregivers when problems arise. This method of communicating critical care information is time-consuming, costly and can adversely impact the care of patients requiring immediate attention. Due to these conditions, neither monitoring technicians nor caregivers within hospitals are able to attend to other vital stand-alone medical equipment on a regular basis.

  Growth of Wireless Communications. In recent years, the proliferation of wireless communications solutions has extended the reach and connectivity of mobile professionals. For example, in voice communications, cellular telephones have enabled mobile users to place phone calls from virtually any location. Similarly, advances in wireless data communications, including wireless local area networks (LANs) and radio modems, have enabled the extension of enterprise networks to the notebook computers and handheld information communication devices of mobile users. The projected growth of wireless data communications systems, driven by increasing connectivity options for mobile users, will result in increased accuracy, timeliness and convenience of information access, thereby reducing costs and improving productivity. Frost & Sullivan expects revenue from wireless data services to triple to more than $9 billion in 2000 from an estimated $3 billion in 1997.

  The Internet as a Critical Healthcare Information Tool. The internet, with its open architecture and broadening availability at home, in the workplace and at the point of care, makes it possible for physicians to document physician-patient encounters and manage clinical information. In addition, consumers are seeking more information in order to actively manage their personal health and wellness. As a result, many consumers are turning to the internet to obtain health information. According to Cyber Dialogue, an industry research firm, during 1998, approximately 22 million adults in the United States searched online for health and medical information. In addition, Cyber Dialogue estimates that in the year 2000, the number of adults in the United States searching for online health and medical information will grow to approximately 33 million, and they will spend approximately $150 billion for all types of health-related products and services. Cyber Dialogue also estimates that approximately 70% of the persons searching for health and medical information online believe the internet empowers them by providing them with resourceful information to make better informed health decisions. Over the past decade, the healthcare industry has changed radically as employers seeking to reduce their healthcare costs have turned from indemnity insurance to managed health plans. Approximately 180 million people, or 90% of the insured U.S. population, have some form of managed care. We believe that consumers increasingly question the motivations of their caregivers and are more inclined to take an active role in the decisions that affect their health and wellness as well as that of their families.

The Data Critical Solution

  Data Critical's systems extend the power of wireless technology to the healthcare industry by employing a suite of hardware and software systems that transmit complex time-critical data over wireless networks and through the internet. Our systems improve communications and decision-making for physicians and nurses both in the hospital and in remote locations, thereby improving the delivery of patient care and reducing healthcare costs.

  Our solution provides the following key benefits:

  Increased Work Efficiency. Our hospital systems extend a hospital's existing patient-monitoring capability by allowing caregivers to remotely monitor critically-ill patients and communicate on a near-immediate basis. By gathering data from a broad array of patient-monitoring and other medical equipment and distributing that data to a wireless communications device, caregivers can monitor patient conditions while continuing to perform tasks elsewhere. When there are adverse changes in a particular patient's condition, caregivers are immediately alerted. Alarms can then be automatically and simultaneously transmitted to individual nurses, physicians or other caregivers. Our physician systems enhance work efficiency for physicians by offering health record products and services for use at the point of care to create and access vital patient data.

  Improved Quality of Care. Our systems are designed to provide critical patient information on a near-immediate basis directly to caregivers in and out of the hospital. This near immediate delivery of information allows for more rapid response times with better information. Our products allow hospitals and physicians to maintain or improve quality of care, especially in light of the current trend of declining caregiver-to-patient ratios.

  Reduced Costs. Most hospitals employ technicians with the responsibility to monitor patient data from central locations. Those hospitals that use monitoring technicians generally employ one to two full time equivalents per nursing station. Our systems reduce the need for hospitals to maintain large staffs of monitoring technicians. We believe that in many situations hospitals can realize full return on their investment within 12 months of purchasing our systems simply through the redeployment of these hospital personnel.

  Ease of Use. We have designed our receivers based on feedback from healthcare professionals that dictated operational simplicity and hand-held form factors. Device operation is rapidly learned. We believe that our design features allow our customers to quickly and easily deploy our systems without requiring extensive or technical training.

  Open Architecture. Our systems are designed to interface with numerous hand-held devices and with medical equipment manufactured by numerous medical equipment suppliers. By providing a standard, scalable system we can interface with the medical equipment that is already deployed in hospitals. In addition, the ability of our systems to operate with other similar medical equipment allows us to partner with various manufacturers.

  Security and Confidentiality. Certain of our systems include strict authentication methods and data encryption technology. These security features allow for the exchange of confidential patient information without that information being compromised. In addition, our Wireless Telemedicine
(WT) Server software provides access to the proprietary network software of our strategic partners' patient monitoring systems.

Our Strategy

  Our objective is to be the leader in providing wireless health information communications systems to mobile caregivers who depend upon the interactive transmission of complex and time-critical data. The principal elements of our strategy include the following:

  Increase Hospital-Based Penetration and Generate Follow-On Sales Opportunities. The initial target market for our hospital systems includes approximately 5,000 hospitals, and 18,000 cardiology-related departments in the U.S. for our StatView, AlarmView and FlexView systems. We have multiple placement opportunities in various areas throughout the hospital, including critical care units, step-down units, emergency rooms, telemetry units and obstetrics. Since commencing distribution of our systems in late 1997, we have installed our systems in over 130 U.S. hospitals. We intend to increase our market penetration in major U.S. hospitals by building upon the existing installed base of products manufactured by our strategic alliance partners. Once we have introduced our systems to a hospital and have demonstrated the benefits of these systems to healthcare professionals, we plan to sell our systems to other areas of practice within that hospital. In addition, we plan to integrate our AlarmView technology into stand-alone monitoring equipment such as pulse oximeters, multi-parameter monitors, ventilators, IV pumps and defibrillators. We estimate that there are over 1 million stand alone monitors in the U.S.

  Pursue Additional Strategic Alliances and Acquisitions. We are continuing to pursue additional strategic alliances and acquisitions that will augment or expand our distribution channels and system offerings. A major emphasis will be to broaden the physician-based side of our business through both partnerships and acquisitions. Additionally, we are pursuing additional partners for our AlarmView system. We distribute our systems through our direct sales force and our relationships with leading vendors of complementary medical equipment. We expect to build upon the expertise we gain through our strategic alliances to facilitate additional alliances and move into new markets. We will continue to review mutually beneficial opportunities to share new technologies, including cross-licensing opportunities. We also intend to enter into strategic relationships with one or more internet portals and other web-based healthcare companies to promote the use of our Internet ECG system and DataView system.

  Pursue Physician-Based Strategy of Wireless Internet-Based Connectivity for Healthcare. We plan to deliver a set of applications including patient charting, billing, prescription filling and laboratory ordering and results reporting for our physicians using handheld wireless devices. We will continue to add functionality and architect our systems to take advantage of our core wireless and internet capabilities. Our delivery will allow physicians to effectively manage their patients in hospitals and clinics wherever they may be using the latest generation of wireless and computing devices. This added functionality will allow both reduction of costly errors as well as the ability for physicians to expand their practices and improve their revenues.

  International Expansion. We intend to expand sales of our systems into international markets, including Europe and Japan. The international healthcare market makes use of similar networked and stand-alone monitoring devices and has similar scope to that of the U.S. healthcare market. We believe that there may be significant demand for our systems in international markets because hospitals outside the U.S. are even less equipped with remote monitoring and interconnectivity systems than U.S. hospitals. We intend to build upon our existing strategic alliances through their dealer and distributor organizations to further our international expansion strategy.

  Expand Use of the Internet to Link Physicians and At-home Consumers. Through our physician-based toolset, we expect to expand our ability to rapidly provide complex data to these users. We believe that many of our existing technologies for the efficient transmission of data, as well as technology acquired from Physix, Inc.

and Elixis, Inc., may have broad applications for hospitals, physicians and patients seeking to access and deliver information from and to remote locations through either wireless or wired devices linked to the internet. We have developed core technology, including Internet ECG, to address the need to transmit medical information from homes through the internet.

  Maintain and Build on Technology Leadership. We are a technology leader in providing for the communication of complex healthcare data through wireless systems and networks. To strengthen and extend our communications solutions, we plan to continue investing in research and development to expand the features and functionality of our systems. For example, future systems may extend the remote communications network to other types of medical equipment, like infusion pumps, ventilators, incubators, medical information systems, smart beds, nurse call devices and home care devices. In addition, we may apply our technology to other industries where the rapid communication of detailed information is critical and where the mobility of end users is key, including law enforcement or other government services.

Our Systems

  We design our systems to address the needs of the healthcare industry. Caregivers are highly dependent on access to complex and time-critical data and benefit greatly from the rapid transmission of data.

Hospital Systems

  The following table provides a summary of the features and benefits of our systems:

                                   Features and Benefits
                                   ---------------------
 StatView   .  Hand-held unit that alerts caregivers within ten seconds when alarms from patient monitors or other medical equipment are triggered
            .  Provides reminder pages and periodic updates on patients being monitored
            .  Enables immediate responses to patient alarms
            .  Allows caregivers to monitor waveforms and vital signs while performing tasks elsewhere in the hospital


 MobileView .  Uses digital wireless technology on a wide area network to
 ECG Stat/     provide critical patient information to caregivers in remote locations
 DataView   .  Allows caregivers to remotely review ECG and other waveform information, vital signs and nursing notes
            .  Permits faster and more informed clinical consultation and decision-making from remote locations
            .  Delivers quality waveforms without faxes or phone lines


 AlarmView  .  To be introduced in the first half of 2000
            . Connects stand-alone medical equipment to a wireless monitoring system
            . Delivers and records alarms and other information collected by stand-alone medical equipment
            . Designed to allow rapid response to non-networked medical equipment
            . Designed to increase efficiency and flexibility at a low cost per unit


 FlexView   .  To be introduced in the second quarter of 2000
            . Connects stand-alone medical equipment to a central monitoring station
            . Designed to increase efficiency and flexibility at a low cost per unit

 StatView

  The StatView system is a local wireless system that alerts nurses when alarms from patient-monitoring systems are triggered. The StatView system connects to an existing patient-monitoring network, collects alarm data from these monitors and transmits ECGs, vital signs and other patient information as graphic representations in the shape of waves through a dedicated wireless transmitter to a StatView receiver unit worn by the nurse. Alarm events can be transmitted automatically to individuals or groups and periodic updates can be transmitted to the appropriate caregivers. Nurses using the StatView system carry a compact graphic wireless receiver that sounds alarm tones or vibrates whenever a patient monitor generates an alarm. The receiver then displays bed number, patient name, diagnosis (i.e. ventricular tachycardia), heart rate, and, with one button click, a six second ECG graphic. By looking at the ECG, nurses can determine the urgency of the alarm and be informed prior to reaching a patient's bedside.

 MobileView ECG Stat

  MobileView ECG Stat transmits data that is collected by the StatView system from individual patient monitors to physicians or other caregivers at remote locations usually outside of the hospital. The MobileView ECG Stat System uses digital wireless technology on a wide area network to provide caregivers with immediate remote access to critical patient information, including multiple ECGs, vital signs parameters and graphics and nurse notes. Physicians can access this information through a portable, wireless hand-held device or through a website that uses our DataView system. MobileView ECG Stat is designed to be easily integrated into a wide variety of monitoring equipment and is compatible with our StatView system.

  The MobileView ECG Stat system has the following key features and benefits:

  .  delivers quality graphics and other patient data to remote locations;

  .  enables faster clinical consultation and decision making;

  .  transmits data securely;

  .  integrates with StatView; and

  . provides a dial-up, wireless connection to the patient-monitoring network.

 DataView

  Our DataView system allows physicians to review data collected by StatView systems through a website.

 AlarmView

  AlarmView is a wireless system that is designed to connect to stand-alone devices to create a virtual monitoring network. AlarmView attaches to the back of non-networked patient monitors, infusion pumps and other intelligent devices and can deliver near immediate alarms and other information to wireless receivers in less than ten seconds. The information from AlarmView transmitters can be sent to the same StatView receivers already worn by caregivers. As the volume of patient admissions changes, the AlarmView transmitter can be easily transferred to devices manufactured by multiple vendors without requiring costly and time-consuming setup since AlarmView is designed to automatically interface upon connection. Our AlarmView system received approval by the FDA in November 1999, and we expect to begin commercial sales of AlarmView systems in the second quarter of 2000.

 FlexView

  The FlexView system integrates disparate information from stand-alone patient devices into a single patient view at the nurses' station facilitating the monitoring of patient data and trends, alarms and device operational status. With simple mouse clicks, the display provides nurses with a department-wide overview, as well as individual patient or device status views. The system can link up to ten devices per patient for as many as 40 patients.

Physician Systems

                                      Features and Benefits
                    ---------------------------------------------------------
 Wireless Web-Based .  Automate the patient chart, reducing or eliminating dictation and transcription
 Physician Tools    .  Specialty-based, customizable clinical templates allow
                       user to quickly produce comprehensive patient notes
                       through simple point and tap menus
                    .  Expected beta release in mid-2000

  We plan to deliver a set of applications including patient charting, billing, prescription filling, and laboratory ordering and results reporting for our physicians using wireless web-based handheld devices. In December 1999 we acquired the assets of Physix Inc., which was selling Compendia and PocketChart. Compendia serves the small to large physician group market by providing a networked charting and clinical information system that is designed to scale from a single group practice to a multiple site enterprise and automating patient data collection services for emergency medical technicians in the field. PocketChart serves the academic medical training programs and medical student market by providing a stand-alone, mobile point-of-care electronic medical record as the first step to the network Compendia system.

  We intend to use the core Compendia technology to develop our wireless web-based physician tools in conjunction with the technology and products that will be acquired through our acquisition of Elixis, Inc.

Consumer System

 Internet ECG

  We have completed development of the initial release of our Internet ECG system, which is designed for consumers to view their own ECGs and review them through an application downloaded via the internet. Through a proprietary hand-held device, the consumer would be able to relay heart rate and ECG graphic information via a personal computer's microphone to a website running our software. The website would then relay additional biofeedback, exercise training data and personal educational information back to the consumer almost simultaneously. Our Internet ECG system is not yet commercially available. We intend to pursue agreements with internet portals and other web-based healthcare companies for distribution of this system.

 The Wireless Telemedicine (WT) Server

  Our StatView and MobileView ECG Stat systems depend on our WT Server, which is designed to collect, compress and encrypt critical patient data for transmission to individual handheld devices through wireless networks. The WT Server combines an Intel server running Microsoft NT with our proprietary technology, which is designed to ensure secure and rapid transmission of confidential patient information.

  The WT Server has the following key features and benefits:

  .  compatible with the leading patient monitoring systems;

  .  internet browser-based system administration;

  .  allows multiple concurrent wireless connections;

  .  radio frequency transmitter provides unit coverage area; and

  .  modem interface with digital wireless networks.

Strategic Alliances

  We have entered into strategic alliances with manufacturers of medical equipment to:

  .  increase our revenue;

  .  gain access to proprietary technology;

  .  increase our market penetration;

  .  provide important specialized industry experience; and

  .  enhance our system portfolio.

  Our strategic alliances are as follows:

  Agilent Technologies, Inc. Formerly a division of Hewlett-Packard Company's Medical Product Group, Agilent is a worldwide manufacturer and supplier of clinical measurement and diagnostic equipment for the healthcare industry. In September 1997, we obtained a nonexclusive license to a patent from Agilent for the transmission of data over an alphanumeric paging network. This patent is used in our MobileView ECG Stat system. The Agilent license agreement has an indefinite duration but will terminate if either party breaches its material obligations thereunder. We also have an arrangement with Agilent to engage in joint sales and marketing programs and trade show presentations for StatView and MobileView ECG Stat systems.

  Datascope Corp. Datascope manufactures and markets a broad line of physiological monitors designed to provide for patient safety and management of patient care. In December 1999, we entered into an agreement with Datascope for the development and distribution of our StatView system with Datascope's Passport patient monitoring systems. We have also agreed to engage in joint sales and marketing programs with Datascope for our StatView systems. Either party may terminate the agreement if the other party enters bankruptcy or defaults in the performance of any material provision.

  GE Marquette Medical Systems, Inc. GE Marquette Medical Systems, a subsidiary of General Electric Company, manufactures and supplies patient-monitoring products in more than 65 countries worldwide. In January 1997, we entered into an agreement with GE Marquette under which we granted GE Marquette nonexclusive worldwide distribution rights to the StatView system under the trade name IMPACT. We also granted GE Marquette the exclusive right to distribute StatView systems with custom features so long as GE Marquette meets minimum purchase requirements. In January 2000, the Company and GE Marquette signed an extension of this distribution and licensing agreement. Under this agreement, GE Marquette will continue to distribute StatView system under the trade name IMPACT.wf to its customers globally. Data Critical will also directly sell and support the equivalent StatView product to existing GE Marquette customers. The GE Marquette agreement is effective through January 2002 but will terminate earlier if either party defaults in the performance of any material provision.

  Mallinckrodt Inc. Nellcor Puritan Bennett, a subsidiary of Mallinckrodt Inc., manufactures and sells a wide range of healthcare products, including pulse oximetry monitoring devices, in more than 100 countries worldwide. In February 1999, we entered into an agreement with Nellcor Puritan Bennett under which Nellcor Puritan Bennett paid us to integrate our AlarmView systems with Nellcor Puritan Bennett's products. Nellcor Puritan Bennett has also agreed to serve as a nonexclusive distributor of AlarmView. The Nellcor Puritan Bennett agreement is effective through February 2004 but will terminate earlier if either party breaches its material obligations thereunder.

  Medical Data Electronics, Inc. Medical Data Electronics, a subsidiary of Thermo Electron Corporation, is a leading manufacturer of patient-monitoring equipment. In October 1999, we entered into an agreement with Medical Data Electronics for the development and distribution of our StatView system with Medical Data Electronics' Escort-Vision wireless patient monitoring systems. We have also agreed to engage in joint sales and marketing programs for our StatView systems. Either party may terminate the agreement if the other party enters bankruptcy or defaults in the performance of any material provision.

  Protocol Systems, Inc. Protocol designs, manufactures and markets patient monitoring instruments and systems in more than 80 countries worldwide. In March 1998, we entered into an agreement with Protocol under which Protocol has paid us to integrate our MobileView ECG Stat and StatView systems with Protocol's Flexible Monitoring System. We have also agreed to provide Protocol with an OEM system under jointly agreed upon labeling. The Protocol agreement is effective through April 2001 but will terminate earlier if either party breaches its material obligations thereunder. Protocol may elect to extend the agreement for an additional three year term.

  Siemens Medical Systems, Inc. Siemens Medical Systems, a division of Siemens AG, manufactures and sells a wide variety of medical equipment, including life support, anesthesia, and electrocardiography products. In July 1998, we entered into an agreement with Siemens under which Siemens has enabled us to integrate our MobileView ECG Stat and StatView systems with Siemens' Infinity Patient Monitoring System. The Siemens agreement is effective through January 2001, with successive automatic 12 month renewal periods. Either party may terminate the Siemens agreement upon 60 days notice or if the other party breaches its material obligations thereunder. We have also engaged in joint sales and marketing programs and trade show presentations with Siemens for our MobileView ECG Stat and StatView systems.

  Zymed, Inc. Zymed develops and markets cardiac analysis software algorithms, in-patient telemetry systems and outpatient Holter and Cardiac Event Monitoring Systems. In November 1999, we entered into an agreement with Zymed for the development and distribution of our StatView system with Zymed's EASI VIEW 12-Lead TelemetryTM system. We have also agreed to engage in joint sales and marketing programs with Zymed for our StatView systems. Either party may terminate the agreement if the other party enters bankruptcy or defaults in the performance of any material provision.

Customers and Markets

  Data Critical currently focuses on the healthcare industry because of the critical need of healthcare professionals to have immediate access to time-critical patient data. Our target customers include hospitals and physicians primarily across the U.S., and to a lesser extent in Canada and Europe. We believe that these groups would benefit from using our systems by reducing costs and increasing productivity. Our target markets also include aggregators of individual physicians including large medical groups, independent practice associations, physician practice management companies and other large organized physician entities. We also target physicians who practice outreach telemedicine. Additionally, we believe that specialist physicians with patients who require immediate medical attention upon sudden change in medical status, such as cardiologists, nephrologists, obstetricians and gynecologists, would benefit from using our products. Although currently our products are only being used by hospitals and physicians, we are targeting our Internet ECG product to the at-home consumer market. Below is a summary of our target domestic markets and end users:

 Market Category   System                             Market Size
 ---------------   ------                             -----------
 Hospitals         StatView                           Can be sold to
                                                      departments in more than
                                                      5,000 hospitals in the
                                                      U.S.
                   AlarmView                          Can be attached to up to
                                                      1 million stand-alone
                                                      units, including multi-
                                                      parameter monitors, pulse
                                                      oximeters, ventilators,
                                                      IV pumps and external
                                                      defibrillators.
                   MobileView ECG Stat/DataView       Can be sold to
                                                      approximately 18,000
                                                      cardiovascular-related
                                                      departments in U.S.
                                                      hospitals.
                   FlexView                           Can be sold to
                                                      departments in more than
                                                      5,000 hospitals in the
                                                      U.S.


 Physicians        Wireless web-based physician tools 185,000 primary care
                                                      physicians


 At-home Consumers Internet ECG                       More than 58 million
                                                      people with
                                                      cardiovascular disease in
                                                      the U.S.

  As of December 31, 1999 we had 228 active systems being used in more than 130 hospitals in 39 states.

Sales, Marketing and Customer Support

  We market and sell our systems both through direct marketing and sales programs and through OEM relationships with our strategic partners. We currently have 15 sales territories in two regions supported by four telephone direct sales account managers. In addition, our strategic partners provide field sales people who actively sell and market our StatView and MobileView ECG Stat systems to their respective accounts. We carefully select our strategic partners and work closely with them throughout their sales process to increase our revenue potential. We maintain direct co-marketing relationships with several of our partners, which allow us more control and flexibility over the sales and marketing process of our systems.

  We also directly target physicians and large medical groups for our physician handheld tools and nurses and nursing professional associations for StatView. We maintain an extensive, online database of all U.S. hospitals that is updated quarterly. This database is a key source of sales information covering capital equipment purchase cycles, key decision makers and the status of all contacts made at the account.

  We attend and showcase our systems at major trade shows, including those sponsored by the American Heart Association, the Association of Nurse Executives, the Healthcare Information Management Systems Society and the Society of Critical Care Medicine. At many of these trade shows, we co-promote our products in our strategic partners' booths. We also send direct mailings to potential customers promoting our systems, and support the external research efforts of institutions that are reviewing technology uses within the healthcare industry.

  We believe that a high level of customer support is necessary to achieve wide acceptance of our systems. We provide customer support services twenty-four hours a day, seven days a week. We employ technical support personnel who work directly with our direct sales force, strategic partners and customers. We also provide training programs for our customers.

Manufacturing

  Our manufacturing operations consist primarily of final assembly and testing, quality assurance, packaging and shipping. Our current manufacturing facility is located in Bothell, Washington. Our Bothell facility is regulated by the FDA and must undergo periodic audits for compliance with the FDA's quality system regulations. In September 1999, we were certified for ISO 9001 and EN46001 Certification to the U.S. Registrar Accreditation Board. ISO 9001 is the highest level of certification for quality manufacturing in the U.S. and EN46001 Certification requires meeting additional quality standards in order to manufacture medical devices sold in Europe.

  We currently rely on outside contract manufacturers for certain components of our systems. We purchase standard server hardware directly from third party manufacturers and install our proprietary software on these servers. We have developed a supplier selection procedure and approved vendor list to maintain quality. In addition, we monitor our suppliers' performance to ensure consistent quality, reliability and yield.

Research and Development

  The emerging market for the use of wireless communications and the internet in the healthcare industry is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. Advances in operating systems, radio frequency systems and hardware are enabling the rapid proliferation of new solutions.

  Through our research and development efforts, we strive to use the most current technology to ensure that we provide systems that meet the needs of an ever-changing marketplace. We believe that our future success will depend in large part on our ability to continue to maintain and enhance our software applications, wireless technologies and other proprietary technology while simultaneously improving the performance, features and reliability of our systems.

  The success of our new system introductions will be dependent on several factors, including:

  .  identification of a realizable market opportunity;

  .  definition of new systems;

  .  timely completion and introduction of new systems; and

  .  market acceptance of our systems.

  To enable us to develop new systems more rapidly, we intend to leverage the modular nature of our system architecture. In addition, we intend to rely on our alliances with strategic partners for additional research and development resources to create solutions that interface with their products.

  For the twelve months ended December 31, 1999, 1998, and 1997, expenses attributable to research and development totaled $2.5 million, $2.2 million, and $1.7 million, respectively. We believe that the timely development of new and enhanced systems and technologies is necessary to remain competitive in the marketplace. Accordingly, we intend to continue recruiting and hiring experienced development personnel, as well as making other investments in research and development.

Competition

  Our hospital systems compete primarily with traditional methods of patient monitoring, including direct patient oversight, monitoring through wired systems and voice communications. If we are successful in establishing a need for our systems, we expect that additional entrants will be drawn into our market. In addition, there is the possibility that one or more of our strategic partners or other medical equipment manufacturers may decide to develop products that directly compete with our systems. For example, in January 2000, Spacelabs Medical, Inc. announced that it received notification of FDA 510(k) clearance to market its new Ultraview Clinical Messenger(TM), a multi-parameter waveform wireless paging system. Spacelabs has stated its plans to sell the product to hospitals that have Spacelabs patient monitors. We may have difficulty competing with these potential competitors because many of them may have longer operating histories, significantly greater resources, better name recognition and a larger installed base of products and technologies.

  Our physician systems are subject to competition from both traditional healthcare information system vendors and internet healthcare companies. The internet healthcare industry is intensely competitive and subject to fragmentation, high growth and rapid technological change. Many of these companies have significantly greater financial resources, well-established brand names and large installed customer bases. We may be unable to compete unsuccessfully against these organizations.

  Our systems compete on the basis of cost-efficiency, enhanced mobility, features, functionality and price. We believe we compete favorably with regard to each of these factors.

  To maintain and improve our competitive position, we must:

  .  continue to prove the benefits of our systems;

  .  develop new and improved technologies;

  .  market to hospitals, healthcare professionals and consumers; and

  . maintain and continue to create alliances with key manufacturers of complementary medical equipment.

Patents and Intellectual Property Rights

  We rely on a combination of patent, copyright, trademark and trade secret laws and other agreements with employees and third parties to establish and protect our proprietary rights. Currently, we own three patents, two of which were filed with the U.S. Patent and Trademark Office (PTO) in 1993 and one of which was filed with the PTO in 1996. We also have one pending patent application that was filed with the PTO in 1996. We license two patents, filed with the PTO in 1991 and 1995, and certain trade secrets and other intellectual property rights from third parties. The duration of patents filed with the PTO is 20 years from the date of filing. Our patents cover specific technology related to the wireless transmission of graphics. Our strategic partners have also disclosed and/or licensed to us source code or output protocols, which are proprietary to their medical equipment and monitoring systems. We believe that no other company in our industry currently has the access to the breadth of medical monitoring equipment and source/output code that we do.

  We require each of our officers, employees and consultants to enter into standard agreements containing provisions requiring confidentiality of proprietary information and assignment to us of all inventions made during the course of their employment. We also enter into nondisclosure agreements and limit access to and distribution of our software, documentation and other proprietary information.

  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our systems or may independently develop technologies that are substantially equivalent to ours. We cannot be certain that our patent application will be allowed or that our existing patents will be held valid and enforceable by a court if we desire to enforce them. In addition, employees or other parties may breach confidentiality agreements or other contracts we have entered, and we may not be able to effectively enforce our rights in the event of breaches.

Government Regulation

  Federal Communications Commission. In the U.S., we are regulated by the FCC. The FCC requires that wireless access devices meet various standards, including safety standards regarding human exposure to electromagnetic radiation and basic signal leakage. The FCC has approved our radio frequency system components. In addition, we currently hold an FCC license on 26 frequencies in the UHF spectrum. We are also regulated under the Telecommunications Act of 1996 and other federal, state and international laws and regulations. Additional laws and regulations may also be adopted concerning wireless communications networks covering issues like user privacy and quality of products and services. The adoption of any additional laws or regulations, or our failure to comply with existing laws and regulations, may impede the growth of wireless communications networks, decrease the demand for our systems and have a material adverse effect on our revenue and sales.

  Food and Drug Administration. The FDA is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Our StatView, MobileView ECG Stat, AlarmView and FlexView systems are regulated by the FDA because they have been defined as medical devices used in the diagnosis and treatment of disease. Under FDA regulations, medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness: Class I, Class II and Class III. Class I requires only general controls including labeling, pre-market notification and adherence to good manufacturing practices. Class II requires general and specific controls including performance standards and post-market surveillance. Class III requires pre-market approval by the FDA. The FDA has classified our StatView system as a Class III product.

  MobileView ECG Stat is currently classified as a Class II product, grandfathered under the Agilent Technologies PalmVue classification. Our AlarmView system received FDA approval as a Class III product during November 1999. Before we can market systems that are classified as Class III products, we must obtain pre-market notification clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act. In addition, material changes to our systems may also require FDA review and clearance prior to marketing or sale in the U.S. The FDA will typically grant 510(k) clearance if we can establish that our device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III device for which the FDA has not yet required the submission of a pre-market approval application.

  The process of obtaining 510(k) clearance can be expensive and time-consuming, and may require the submission of extensive supporting data. If we fail to obtain 510(k) clearance for any of our new or modified systems, or if the 510(k) process is extended for a considerable length of time, the commencement of commercial sales of these systems will be delayed substantially or indefinitely.

  Healthcare Regulations. Because we are a provider of healthcare related systems, extensive and frequently changing federal regulations also govern the licensing, conduct of operations and other aspects of our business. Federal certification and licensing programs establish standards for day-to-day operation of our research and manufacturing facilities. Regulatory agencies verify our compliance with standards through periodic inspections and required participation in proficiency testing programs. Although we have been found to be in compliance with all these standards to date, our facilities may not pass future inspections conducted to ensure compliance with federal or any other applicable licenses or certification laws.

  Patient Medical Record Confidentiality Laws. The confidentiality of patient records and the circumstances under which records may be released for transmission through our systems are substantially regulated by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of confidential patient information to implement security measures that could require substantial expenditures. Changes to state or federal laws could materially restrict the ability of healthcare providers to transmit information from patient records using our systems.

  Health Insurance Portability and Accountability Act of 1996. The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions and identifiers, prescribed security measures and other provisions within two years after the adoption of final regulations by the Department of Health and Human Services. It will be necessary for our products and services to be in compliance with the proposed regulations. Congress is also likely to consider legislation that would establish rules about individuals' rights to access their own or someone else's medical information within legislation known as a patient bill of rights. This legislation, if enacted, would likely define what is to be considered protected health information and outline steps to ensure the confidentiality of this information.

  In October 1999, the Department of Health and Human Services proposed new rules under the Health Insurance Portability and Accountability Act of 1996. The proposed rules would require the formulation of policies and systems that give individuals access to their health information. In addition, these rules would require that safeguards be constructed to protect this health information against unauthorized access. The proposed rules include new penalties for violations of an individual's right to keep her health information private. These proposed rules are expected to become final in 2000.

  Laws and Regulation of the Internet. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted that address issues such as online content, user privacy, pricing and characteristics and quality of applications and services. For example, although two key provisions of the act were held unconstitutional, the Communications Decency Act of 1996 prohibited the transmission over the Internet of some types of information and content.

  Internet user privacy has become an issue in the United States. Current United States privacy law consists of a few disparate statutes directed at specific industries that collect personal data, none of which specifically covers the collection of personal information online. The United States or any state may adopt legislation to attempt to protect this privacy. Any legislation addressing these issues could affect the way in which we are allowed to conduct our business, especially those aspects that involve the collection or use of personal information, and could have a material adverse effect on our business, financial condition and results of operations. Moreover, it may take years to determine the extent to which existing laws governing issues such as property ownership, libel, negligence and personal privacy are applicable to the Internet.

  International regulations concerning the Internet, privacy and transborder data flows are considerably more developed than regulations in the United States. We intend to develop applications and services to be used on a worldwide basis and, consequently, will be required to comply with international regulations concerning the

Internet and e-commerce, as well as with U.S. regulations. We have not evaluated the effect that these regulations would have on our business. These regulations also may have an adverse effect on our ability to compete internationally.

Recent Acquisitions

  Physix, Inc. In December 1999 we acquired substantially all of the business, assets and rights of Physix subject to some of its debts in exchange for 200,000 shares of our common stock and approximately $1.5 million in cash. We believe the transaction will enable us to combine the wireless technology of our StatView, AlarmView and MobileView products with Physix's workflow applications to create an internet-based application that can further improve productivity and reduce caregiver expenses.

  Elixis, Inc. In March 2000 we signed a definitive agreement to acquire all of the outstanding shares of stock of Elixis through a merger with our wholly owned subsidiary. The transaction is expected to close in April 2000, subject to approval by Elixis' shareholders and the satisfaction of other conditions. We believe that Elixis' technology, when combined with the technology we acquired from Physix, will accelerate our ability to create wireless, internet-based clinical systems. We also plan to take advantage of Elixis' distribution partnerships with leading healthcare companies, such as Baxter Healthcare Corporation and Boston Scientific, its strategic alliances with drugstore.com, CVS.com, Physicians Online, HealthStream and MD Consult and its hospital customers, such as the University of Washington Medical Center and the University of Pennsylvania Health System.

Employees

  As of December 31, 1999, we had 86 employees, including 8 in manufacturing, 28 in sales and marketing, 14 in services and support, 19 in research and development, 3 in regulatory affairs and 14 in general and administrative functions. None of our employees is a member of a labor union or is covered by a collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

ITEM 2. PROPERTIES

  Our principal executive offices and final assembly and testing facilities are located in Bothell, Washington where we lease approximately 17,000 square feet under a lease that expires in June 2004. We also maintain a facility used primarily as an advanced development laboratory in approximately 4,700 square feet of space in Oklahoma City, Oklahoma under a lease that expires in December 2000. We also occupy approximately 10,600 square feet of office space in Houston, Texas under a lease that expires in March 2004.

  We own substantially all of the equipment used in our facilities, except equipment held under capitalized lease arrangements.

  We believe that our existing facilities are adequate to meet our immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

  As of the date hereof, we are not party to any material pending legal proceedings. No such proceedings were terminated during the fourth quarter of the 1999 fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Our Common Stock

  Our common stock has been traded on the Nasdaq National Market under the symbol "DCCA" since November 9, 1999, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
     1999:
     Fourth Quarter (from November 9, 1999)...................... $16.73 $ 9.00

     2000:
     First Quarter (through March 27, 2000)...................... $50.75 $12.50

  According to the our transfer agent, we had approximately 121 stockholders of record as of December 31, 1999. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

  We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and therefore do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities During 1999

  During 1999, we granted and issued options to purchase an aggregate of 765,962 shares of common stock with a weighted average exercise price of $8.54 to a number of our employees, directors and consultants pursuant to our 1994 stock option plan and our 1999 stock option plan.

  During 1999, we issued 19,760 an aggregate shares of common stock pursuant to the exercise of stock options at a weighted average exercise price of $1.67 per share. All of these stock options were granted under our 1994 stock option plan.

  In April 1999, we issued a warrant to purchase 12,500 shares of Series D preferred stock with an exercise price of $4.00 per share to one holder in partial consideration for financing an equipment lease to Data Critical. This warrant became exercisable for 12,500 shares of common stock upon completion of our initial public offering.

  In August 1999, we issued 7,500 shares of common stock to Michael Singer in connection with his employment agreement.

  In October 1999, we issued to a commercial lender 105,000 shares of Series D preferred stock at an exercise price of $5.00 per share upon exercise of a purchase option for cancellation of indebtedness, which converted into 105,000 shares of common stock upon completion of our initial public offering.

  In December 1999, we issued 200,000 shares of common stock into escrow in connection with our acquisition of substantially all of Physix's business, assets and rights.

  The issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of Regulation D, or other applicable exemption of the Securities Act as transactions by an issuer not involving any public offering. In addition, certain issuances described in Item 4 were deemed exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in the transactions. All recipients had adequate access through their relationships with Data Critical to information about Data Critical.

Report of Offering of Securities and Use of Proceeds Therefrom

  In November 1999, we completed a firm commitment underwritten initial public offering of 4,025,000 shares of our common stock, including 525,000 shares related to the underwriter's over-allotment option, at a price of $10.00 per share. These shares were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-1 (No. 333-78059), which was declared effective on November 8, 1999. The public offering was underwritten by a syndicate of underwriters led by Donaldson Lufkin & Jenrette, U.S. Bancorp Piper Jaffray, Warburg Dillon Read LLC and DLJ Direct, Inc. After deducting underwriting discounts and commissions of $2,817,500 and expenses of approximately $932,500, we received net proceeds of approximately $36,500,000 from the offering.

  As of March 1, 2000 we have invested the net proceeds from our initial public offering in short and long-term investments in order to meet anticipated cash needs for future working capital. We invested our available cash principally in high-quality corporate issuers and in debt instruments of the U.S. Government and its agencies. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the Registration Statement. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Data Critical or their associates, persons owning 10 percent or more of any class of equity securities of Data Critical, or an affiliate of Data Critical.

ITEM 6. SELECTED FINANCIAL DATA

  This summary should be read together with the consolidated financial statements, notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

                            Year Ended
                           September 30,        Year Ended December 31,
                          ----------------  ----------------------------------
                           1995     1996     1996     1997     1998     1999
                          -------  -------  -------  -------  -------  -------
Selected Financial Data:
Revenues................  $   232  $   187  $   190  $   471  $ 4,137  $ 9,538
Net loss attributed to
 common stock...........   (1,396)  (2,002)  (2,004)  (4,002)  (5,822)  (8,032)
Basic and diluted net
 loss per common
 share(1)...............    (1.55)   (2.21)   (2.44)   (4.28)   (5.03)   (2.92)
Total assets............      398    1,459    3,311    1,788    5,625   41,051
Long-term obligation....      --       --       --     1,641      151    1,169
Convertible redeemable
 preferred stock........    4,119    5,536    8,282    8,927   19,248      --
Total shareholders
 equity (deficit).......   (2,189)  (4,527)  (5,189)  (9,226) (16,218)  35,565

--------
(1)  For a description of the computation of the net loss per common share see note 1 of the notes to the consolidated financial statements.

  We encourage you to read the consolidated financial statements included in this annual report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  You should read the following discussion and analysis in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.

You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Factors Affecting Future Results" as well as those discussed elsewhere herein. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

Overview

  Data Critical commenced operations in April 1993 to develop communications solutions for individuals who have a need for notification of data that requires an immediate response, also known as time-critical data. From 1993 through 1996, we primarily focused on expanding our research and development efforts, refining our business plan, developing industry and strategic relationships, building a management team and financing these activities. Since inception, we have funded our operations primarily through debt and equity financing from stockholders, cash receipts from sales and commercial credit facilities.

  From inception through 1997, revenue was derived primarily from fees and royalties paid under product engineering and development contracts, and to a lesser extent from the sale of wireless communications systems developed for both medical and non-medical applications. In late 1996, we focused our development and marketing efforts on specific medical applications. Accordingly, in 1997 we hired management and other key employees experienced in sales, manufacturing and regulatory matters in the healthcare industry. As a result of this new focus, our results of operations since the end of 1997 are not directly comparable to those of prior periods.

  We commercially launched our StatView system late in the third quarter of 1997. The StatView system was our primary source of revenue for 1998 and 1999, and will continue to represent a substantial portion of our revenue for at least the next 24 months. StatView system revenue includes the net sales price of the system, installation and training services and software maintenance. In future periods, we expect to receive additional revenue from the sale of newly developed systems, like AlarmView, which we expect to launch for commercial service in mid- 2000, and MobileView ECG Stat.

  We sell our systems through a national direct field sales force, alliances with strategic partners and OEM arrangements. Our direct sales force regularly works together with the sales teams of our strategic partners, in particular Agilent Technologies, Inc., Siemens Medical Systems, Inc. and Protocol Systems, Inc. We also sell our systems through OEM relationships with GE Marquette Medical Systems, Inc. Due to revenue variability between direct and OEM sales channels, future variations in mix of sales between these channels could have a significant impact on revenue. We intend to increase the proportion of our revenues generated by direct sales versus OEM sales.

  Data Critical receives revenues from direct sales of systems and is generally recognized upon installation; revenue from OEM sales of systems is generally recognized upon shipment; revenue generated from installation and training fees is recognized upon completion of the related services; and revenue from annual software maintenance fees is deferred and recognized over the term of the applicable agreement. These revenue recognition principles are consistent with Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4 and 98-9.

  Deferred revenue was $442,000 and $1.3 million at December 31, 1998 and 1999, respectively. This deferred revenue resulted primarily from the recognition of systems shipped but not installed and software maintenance fees. We recognize revenue that had been deferred upon shipment when the system is installed and recognize revenue from software maintenance agreements generally over one year terms. We expect that deferred revenue from software maintenance agreements will represent a decreasing percentage of revenue in future periods. We expect deferred revenue from these types of contracts to vary as a percentage of revenue from quarter to quarter.

  Although a number of the components used in our systems are readily available, some of these components are specifically manufactured for us. Due to the significant investment in capital equipment that would be necessary to manufacture these items in-house and the relatively low volumes we require, we have chosen to utilize contract manufacturing firms to manufacture these components. We generally purchase these components under contracts that provide for fixed unit costs with incentives for process and design improvements that result in future manufacturing cost savings.

Technology from the Physix Acquisition

  In December 1999, we acquired substantially all the assets of Physix, Inc., including Physix's developmental technologies and the hiring of approximately fifteen employees. In the fourth quarter of 1999, we wrote off approximately $1.8 million of in-process research and development acquired in connection with the Physix acquisition.

  In connection with the acquisition, we conducted a valuation of the assets acquired from Physix, including core technology, assembled workforce and in-process research and development, utilizing the following major assumptions: the revenue and margin contribution of each technology (in-process and future yet-to-be defined); the percentage of carryover of technology from products under development and products scheduled for development in the future; the expected life of the technology; anticipated module development and module introduction schedules; revenue forecasts, including expected aggregate growth rates for the business as a whole and expected growth rates for the internet content provider industry; forecasted operating expenses, including selling, general and administrative expenses, as a percentage of revenues; and a rate of return of 50% utilized to discount to present value the cash flows associated with the in-process technologies.

  As of the acquisition date, Physix's significant ongoing research and development projects included development of new wireless Internet product technologies, including subscription-based eCommerce functionality. At the time of the acquisition, these projects had an estimated aggregate completion percentage of approximately 38%. Anticipated completion dates ranged from 6 to 12 months, at which times the Company expects to begin selling the developed products.

  As a part of the valuation discussed above management estimates and assumptions were made. While we believe that the assumptions were made in good faith and were reasonable when made, such assumptions remain largely untested, as the technology is yet in service and the other products have been in service for a limited period of time. Accordingly, our assumptions may prove to be inaccurate, and we may not realize the revenues, gross profit, growth rates, expense levels or other variables set forth in such assumptions. See "Factors Affecting Future Results."

  Significant technology development efforts are necessary before any one of these products can successfully be completed and integrated into our wireless communication products. The wireless web-based physician tool technology must be developed in a manner compatible with the changing protocols and standards that are emerging in the wireless industry, and will be greatly influenced by emerging trends, protocols and standards.

  In January 2000, shortly after completion of the Physix acquisition, we estimated the cost to complete initial development and integration of this technology to be approximately $883,000. The magnitude of development efforts needed to complete these initial developments is periodically reviewed by us. See "Factors Affecting Future Results."

  The direct impact of the wireless web-based physician tool technology on current and future results of operations, liquidity and capital resources is not known. While we are positioning ourselves for, and are expending considerable resources in anticipation of, internet/wireless medical transaction revenues, we may not be able to timely or successfully develop Web-based physician tool technology, which could harm our business.

  We anticipated receiving a number of synergies as a result of the Physix acquisition, including gaining knowledgeable staff and acquiring products and services at least partially developed, which together may reduce time-to-market for subsequent wireless-internet product development and implementation. We anticipate that any successful wireless-internet products or services will, when generating material revenues, yield economies of scale in company-wide selling, general and administrative expenses. However, there can be no assurance that we will realize any of such benefits. See "Factors Affecting Future Results."

  In January 1999, shortly after completion of the Physix acquisition, we estimated the cost to complete initial development and integration of this technology to be approximately $883,000. The magnitude of development efforts needed to complete these initial developments is periodically reviewed by us. See "Factors Affecting Future Results."

  The direct impact of the wireless web-based physician tool technology on current and future results of operations, liquidity and capital resources is not known. While we are positioning ourselves for, and are expending considerable resources in anticipation of, internet/wireless electronic transaction revenues, we may not be able to timely or successfully develop our web-based physician tools, which could harm our business.

  We anticipated receiving a number of synergies as a result of the Physix acquisition, including gaining knowledgeable staff and acquiring products and services at least partially developed, which together may reduce time-to-market for subsequent wireless-internet product development and implementation. We anticipate that any successful wireless-internet products or services will, when generating material revenues, yield economies of scale in company-wide selling, general and administrative expenses. However, there can be no assurance that we will realize any of such benefits. See "Factors Affecting Future Results."

Recent Developments

  On March 13, 2000, we entered into an agreement to merge Elixis, Inc. with a wholly owned subsidiary of Data Critical. Elixis shareholders will receive shares of Data Critical common stock in exchange for their shares of Elixis stock. The combined company will be known initially as datacritical.com inc. This transaction will be accounted for as a purchase and will become effective upon approval by the shareholders of Elixis and the satisfaction of other conditions.

Results of Operations

  The following table sets forth for the periods indicated the percentage of revenue of certain line items included in Data Critical's statement of operations data:

                                 Year Ended December
                                         31,
                                 -----------------------
                                  1997     1998    1999
                                 ------   ------   -----
   Revenue.....................   100.0 %  100.0 % 100.0 %
   Cost of revenue.............    73.9     44.5    37.9
                                 ------   ------   -----
       Gross margin............    26.1     55.5    62.1
                                 ------   ------   -----
   Operating expenses;
     Acquired in-process
      research & development...                     18.4
     Research and development..   361.4     53.0    26.2
     Sales and marketing.......   254.8     84.9    45.6
     General and
      administrative...........   269.2     62.0    43.7
                                 ------   ------   -----
       Total operating
        expenses...............   885.4    199.9   134.0
                                 ------   ------   -----
   Loss from operations........  (859.2)  (144.4)  (71.8)
   Other income (expense),
    net........................     9.6      3.7     0.4
                                 ------   ------   -----
       Net loss                  (849.7)% (140.7)% (71.5)%
                                 ======   ======   =====

 1999 Compared to 1998

  Revenue. Revenue increased $5.4 million or 130.6% to $9.5 million in 1999 compared to $4.1 million for the comparable period in 1998. While our average selling price remained relatively constant, the increase in revenue was primarily due to increased unit sales volumes of StatView systems from our OEM arrangement with GE Marquette Medical Systems, Inc. combined with sales generated by our direct sales force and co-marketing activities with our strategic partners.

  Gross margin. Gross margin consists of revenue less cost of revenue. Cost of revenue associated with our systems consists of purchased components, cost of contract manufacturing, labor for assembly and installation, and overhead. Gross margin increased $3.6 million or 158.1%, in 1999 from 1998. Gross margin as a percentage of revenue increased to 62.1% in 1999 from 55.5% in 1998. Gross margin increased in absolute dollars primarily as a result of increased revenue generated by additional sales of StatView systems. The improvement in the gross margin percentage resulted from cost reductions on components for our StatView receivers purchased during 1999 and from decreased costs in 1999 on a per system basis due to inefficiencies related to production start-up costs, changing contract manufacturers and very low production volumes that occurred in 1998.

  Research and development. Research and development expenses consist primarily of personnel and related costs, travel and contract engineering services. Research and development expenses increased $0.3 million or 13.9% to $2.5 million in 1999 compared to $2.2 million in 1998. Research and development costs represented 26.2% of total revenues for 1999 and 53.0% in 1998. The decrease in research and development expenses as a percentage of total revenues primarily reflects the increase in revenues relative to the increase in research and development staff to develop and enhance our products. We believe that research and development costs will continue to increase as it expands our product offerings.

  Sales and marketing. Sales and marketing expenses consist primarily of personnel and related expenses, sales commissions, trade show and advertising expenses, telecommunications costs and consulting fees. Sales and marketing expenses increased $0.8 million or 23.8% to $4.3 million compared to $3.5 million for the comparable period in 1998. This increase was primarily due to additional sales personnel increasing associated expenses, such as sales commissions, trade shows and public relations. Sales and marketing expenses represented 84.9% of total revenues in 1998 and 45.6% in 1999. The decrease in marketing and sales expenses as a percentage of total revenues from 1998 to 1999 reflects the more rapid growth in revenues compared to the growth of marketing and sales expenses due to early investment in marketing activities to create product awareness. We believe that we will need to continue to increase our sales and marketing efforts to expand market penetration and increase acceptance of our products and services.

  General and administrative. General and administrative expenses consist primarily of personnel and related expenses, travel, communication and professional fees. General and administrative expenses increased $1.6 million or 62.7% to $4.2 million in 1999 compared to $2.6 million in 1998. General and administrative expenses represented approximately 43.7% of total revenues in 1999 and 62.0% in 1998. This increase was primarily due to increases in salary and bonus for existing personnel and the addition of regulatory and office support staff to support the growth of our business. We believe that general and administrative expenses will continue to increase as we expand administrative staff and incur expenses associated with being a public company, including annual and other public reporting costs, director and officer liability insurance, investor relations programs and professional services fees.

  Operating expenses. Operating expenses increased $4.5 million or 54.5% to $12.8 million in 1999 compared to $8.3 million in 1998 primarily due to an increase in the number of employees performing sales and marketing, general and administrative, and research and development functions. Operating expenses as a percentage of revenue decreased to 134.0% in the twelve months ended December 31, 1999 from 199.9% in the comparable period of 1998.

  Other income (expense), net. Other income (expense), net, decreased $117,000 or 77.0% to a net other income of $35,000 in the twelve months ended December 31, 1999 from a net other income of $152,000 in the comparable period of 1998. This resulted primarily from an increase in borrowings during 1999. Data Critical expects other income to increase substantially in 2000 primarily due to the increase in cash and cash equivalents and short-term investments. However, the amount of the increase will be effected by changes in interest rates, and the rate at which we use the funds to support our growth.

 1998 Compared to 1997.

  Revenue. Revenue increased to $3.7 million in 1998 from $471,000 in 1997, an increase of 778.3%. This increase resulted primarily from increased sales of our StatView system, which was launched in the second half of 1997. This increase in StatView sales was primarily due to: the hiring and training of a direct sales force in late 1997; increased StatView system sales to GE Marquette Medical Systems, Inc.; and direct sales of StatView systems for Agilent Technologies monitoring devices beginning in July 1998.

  Gross margin. Gross margin increased to $2.3 million in 1998 from $123,000 in 1997. Gross margin as a percentage of revenue increased to 55.5% in 1998 from 26.1% in 1997. Gross margin increased in absolute dollars primarily as a result of increased revenue generated by additional sales of StatView systems. The margin percentage increase resulted primarily from our write off of $197,000 in inventory related to a discontinued product, which hurt our 1997 gross margin. In addition, 1998 gross margins were reduced by inefficiencies related to production start-up costs, changing contract manufacturers and minimal production volumes.

  Research and development. Research and development expenses increased to $2.2 million in 1998 from $1.7 million in 1997, an increase of 28.9%. This increase was primarily due to incurring a full year of salary and benefits for a Director of Engineering hired in May 1997, additional personnel hired during 1998, an increase in travel expenditures to support an increasing number of alliances with strategic partners and an increase in contract engineering services.

  Sales and marketing. Sales and marketing expenses increased to $3.5 million in 1998 from $1.2 million in 1997, an increase of 192.7%. This increase was primarily due to a full year of costs associated with our direct sales force, of which hiring began in August 1997, and includes an increase in salaries, benefits and related costs and increased sales commissions.

  General and administrative. General and administrative expenses increased to $2.6 million in 1998 from $1.3 million in 1997, an increase of 102.2%. This increase was primarily due to incurring a full year of salary, benefits and related costs for the addition, from June through November 1997, of several senior management positions, and their related support staff.

  Operating expenses. Operating expenses increased to $8.3 million in 1998 from $4.2 million in 1997, an increase of 98.3%, primarily due to an increase in the number of employees performing sales and marketing, general and administrative, and research and development functions.

  Other income (expense), net. Other income (expense), net, increased to a net other income of $152,000 in 1998 from a net other income of $45,000 in 1997. The increase in 1998 resulted from an increase in interest income from the investment of net proceeds received from our Series D preferred stock offering completed in the first half of 1998. This increase was partially offset by an increase in interest expense from bridge loans outstanding from November 1997 until March 1998, increases in term loans used for equipment purchases and the use of our revolving line of credit.

Provision for Income Taxes

  Due to our history of net operating losses, we currently pay no federal or state income tax. As of December 31, 1999, we had approximately $20.0 million of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2008. Federal and state law restrictions, including those related to ownership changes in our voting stock, as defined in the Internal Revenue Code, will limit our ability to use these net operating losses to offset future income tax obligations in any one year.

Liquidity and Capital Resources

  As of December 31, 1999, we had $34.0 million of cash and cash equivalents up from $3.1 million at December 31, 1998. As of December 31, 1999 our principal commitments consisted of obligations outstanding under operating leases and commercial bank loans. Since inception, we have satisfied our liquidity needs primarily from the net proceeds of approximately $54.3 million generated through private and public sales of common and preferred stock and, to a lesser extent, from bank borrowings and advance deposits received from customers on open orders.

  Net cash used in operating activities was $4.3 million in the twelve months ended December 31, 1999, $5.3 million in 1998 and $3.7 million in 1997. Net cash used in operating activities for each of these periods primarily consisted of net losses as well as increases in accounts receivable, prepaid expenses and inventories partially offset by increases in accounts payable and other current liabilities, net deferred revenue and depreciation and amortization. Working capital increased to $33.1 million at December 31, 1999 from $2.3 million at December 31, 1998, primarily due to net proceeds of $36.5 million received from the sale of our common stock offset by net losses from operating activities. Working capital increased to $2.3 million at December 31, 1998 from $717,000 at December 31, 1997, primarily due to the issuance of $539,000 of convertible notes and net proceeds of $7.0 million received from the private sale of our Series D preferred stock.

  Investing activities used net cash of $2.2 million in the twelve months ended December 31, 1999 and $394,000 in 1998 and provided net cash of $1.6 million in 1997. Net cash used in investing activities in the twelve months ended December 31, 1999 consisted of $1.5 million used for the acquisition of Physix, Inc. and $584,000 for purchases of equipment and systems while 1998 primarily consisted of purchases of equipment and systems, including computer equipment. Net cash provided by investing activities in 1997 primarily consisted of sales of marketable securities, which were partially offset by purchases of computer and office equipment.

  Net cash provided by financing activities was $37.5 million for the twelve months ended December 31, 1999, $7.9 million in 1998 and $2.3 million in 1997. Net cash provided by financing activities during 1999 consisted of proceeds from the net proceeds of $36.5 million from the sale of our common stock, net proceeds of $2.2 million issuance of notes payable and line of credit partially offset by $1.2 million in notes payable and line of credit repayments. Net cash provided by financing activities during 1998 primarily due to the issuance of $539,000 of convertible notes, net proceeds of $7.0 million from the issuance of preferred stock, and proceeds from the issuance of $450,000 of debt obligations. Net cash provided by financing activities in 1997 primarily consisted of net proceeds of $650,000 from the issuance of common stock on the exercise of warrants and the issuance of bridge notes payable of $1.6 million.

  From January 1, 1997 through December 31, 1999, we have invested a total of approximately $1.2 million in fixed assets, consisting primarily of computer equipment, related software and office furniture. We expect to spend an additional $500,000 over the next 12 months for additional fixed assets, principally leasehold improvements and furnishings for our new offices, computer systems, demonstration equipment and additional production test equipment. Approximately $200,000 of this amount will be invested in an integrated management information system, which comprises all sales, accounting, inventory and manufacturing control systems, the implementation of which began in April 1999 and is expected to conclude in the first quarter of 2000. We had no material commitments for capital expenditures at December 31, 1999.

  We have a working capital line of credit that allows us to borrow up to 60% to 75% of eligible accounts receivable to a maximum of $1.5 million. The line is collateralized by substantially all of our assets and incurs interest at the bank's prime rate plus 0.75%. This line of credit expires in April 2000 and requires us to comply with various financial covenants including tangible net worth, liquidity ratios and maximum quarterly operating losses. As of December 31, 1999, no borrowings were outstanding and $340,000 in letters of credit issued to provide collateral for our new facility lease were drawn under this line of credit.

  In April 1999, we established a subordinated debt facility totaling $1.5 million that was required to be drawn upon by October 1999. Loans made under this facility are secured by substantially all of our assets, subordinated to the commercial bank loans referenced above. Advances under the subordinated debt agreement are limited to $500,000 or more per advance and are payable at interest only for the first twelve months at an 11% rate and in equal monthly principal and interest payments for the following 24 months. As of December 31, 1999, $987,000 million was outstanding under this debt facility. In connection with this debt facility, we also granted the lender an option to purchase up to 105,000 shares of our Series D preferred stock at a purchase price of $5.00 per share. The lender exercised this option in full on October 25, 1999. In January 2000 this obligation was paid in full.

  The same lender has also provided a lease line of credit for up to $1.0 million, comprised of $800,000 to finance equipment and $200,000 to finance equipment, leasehold improvements and software. Advances made under the lease line are payable over 36 equal monthly installments. As of December 31, 1999, $161,000 was outstanding under this lease line. As part of this lease line, the lender received a warrant to purchase 12,500 shares of Series D preferred stock at an exercise price of $4.00 per share. This warrant, which became exercisable for 12,500 shares of our common stock upon completion of our initial public offering, expires upon the earlier of April 27, 2006 or five years after our initial public offering.

  Although it is difficult for us to predict future liquidity requirements with certainty, we believe that the net proceeds from our initial public offering, together with our existing liquidity sources and anticipated funds from operations, will satisfy our cash requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek additional funds through public or private equity or debt financings or from other sources. There can be no assurance that additional financing will be available to us or that, if available, the financing will be available on terms favorable to us and our stockholders.

Year 2000 Compliance

  In 1999 we began working to address the possible effects of the potential inability of computer programs to adequately process date information after December 31, 1999 (Year 2000). We conducted a review of our products, information technology and facilities computer systems to identify all software that could be affected by the Year 2000 issue and developed and executed plans to address it. These actions were completed in the fourth quarter of 1999. With the passing of January 1, 2000, we report that no significant Year 2000 problems arose. These costs were expensed as incurred. No further significant expenditures related to the Year 2000 issue are expected.

Recent Accounting Pronouncements

  In March 1998, the Accounting Standards Board issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which is effective for fiscal years beginning after December 15, 1998. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. We currently expense such costs as incurred. Management has not yet determined what the effect of SOP 98-1 will be on our consolidated financial position or results of operations.

  In April 1998, the Accounting Standards Board issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As we have expensed these costs historically, the adoption of this standard is not expected to have a significant impact on our results of operations, financial position or cash flows.

  In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement

No. 137, Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133. Statement No. 137 defers the effective date of Statement No. 133 for one year. Statement No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations.

Factors Affecting Future Results

  You should carefully consider the risks described below, together with all of the other information included in this annual report on Form 10-K and the information incorporated by reference herein. If we do not effectively address the risks we face, our business will suffer and we may never achieve or sustain profitability. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of factors that are described below and elsewhere in this annual report on Form 10-K.

 If our potential customers in the healthcare industry are not willing to adopt our communications systems, our growth and revenue will be limited.

  Our business model depends on our ability both to sell our systems to hospitals, physicians and other healthcare providers and to generate usage by a large number of these customers. Healthcare industry participants may not accept the transmission of critical data through networked medical monitoring equipment and the internet as readily as we anticipate. We believe that the complex nature of time-critical data transmission has and may continue to hinder the development and acceptance of communications solutions similar to ours by the healthcare industry. Conversion from traditional methods of communication may not occur as rapidly as we expect. Even if acceptance or conversion does occur, healthcare industry participants may use alternative products and services offered by others.

  We believe that we must gain significant market share in the healthcare industry with our systems before competitors introduce alternative products or systems with features and benefits similar to ours. Our business model is based on our belief that the value and market appeal of our solution will grow as the number of participants and scope of data transmitted increase. We may not achieve the critical mass of users that is necessary to become successful. Any significant shortfall in the number of users of our systems would reduce our growth and revenue.

  Failure to achieve broad acceptance of our products and services by physicians and other healthcare stakeholders would also severely limit our ability to implement our internet-based business model. Achieving market acceptance for our products and services will require substantial marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by physicians and healthcare consumers. Use of our products and services requires physicians to integrate our products and services into their office work flow and to adopt different behavior patterns and new methods of conducting business and exchanging information. Physicians may not choose to use our products and services.

 We cannot assure you we will achieve profitability.

  We have not achieved profitability and, although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability. We have incurred net losses of $8.6 million from inception through December 31, 1997, $5.8 million in 1998 and $6.8 in 1999. As of December 31, 1999, we had an accumulated deficit of $25.0 million. We expect to continue to incur net losses for at least the next nine to twelve months, although this timeframe could be longer. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to achieve and sustain profitability.

 Our success is highly dependent on sales, marketing and development alliances with a small number of strategic partners; if these strategic partners terminate their relationships with us, our competitive position and revenue would suffer.

  We depend on our alliances with strategic partners to generate increased acceptance of our systems. To date, we have established only a limited number of strategic alliances, and these alliances are in the early stages of development. We currently maintain co-marketing partnerships with Agilent Technologies, Inc., (formerly a division of Hewlett-Packard Company), Protocol Systems, Inc., Siemens Medical Systems, Inc., Medical Data Electronics, Inc., Zymed, Inc. and Datascope Corp., whose larger sales forces sell our systems on a commission basis. In addition, we have original equipment manufacturing and distribution partnerships with GE Marquette Medical Systems, Inc. and Nellcor Puritan Bennett, a subsidiary of Mallinckrodt Inc. A substantial portion of our revenue during 1998 and 1999 was derived from the sale of systems marketed or distributed through Agilent Technologies, Inc. and GE Marquette Medical Systems, Inc. Either of these companies may decide to discontinue their distribution, marketing or original equipment manufacturing relationships with us, including as a result of proposed corporate reorganizations. Our agreements with these companies may be cancelled on short-term notice. If either company limits or discontinues marketing or selling our systems, our revenue would fall short of our expectations.

  If any of these strategic alliances are terminated or if we fail to establish additional alliances, we would not be able to execute our business model and the growth of our business would be hurt significantly. We may not experience increased use of our systems even if we establish and maintain these strategic alliances.

 We expect to commit substantial resources to marketing, development and operations expenses; if we are unable to generate increasing revenue in excess of these commitments, we will not be able to achieve profitability.

  We anticipate that our expenses will increase substantially for at least the next 12 months as we increase our sales and marketing activities, further develop our technology, broaden our system offerings, expand our distribution channels and potentially pursue acquisitions. If we fail to significantly increase our revenue as we implement our system development and distribution strategies, we will not be able to achieve profitability. In addition, we may not experience any revenue growth in the future, and our revenue could decrease. Our efforts to expand our sales and marketing activities, system offerings, and direct and indirect distribution channels and our efforts to pursue strategic alliances may not succeed or may prove more expensive than we currently anticipate. As a result, we cannot predict our future profitability with any degree of certainty.

 Our quarterly financial statements are likely to fluctuate and are not a good indication of our future performance because our revenue is heavily dependent on the timing of customer installations of our systems and our sales mix by distribution channel.

  Our revenue in any quarter depends significantly on the timing of systems shipped and installations completed. Any unexpected delays or cancellations of shipments or installations at the end of a quarter could substantially reduce revenue in that quarter, hurt our revenue and impair our business in future periods. Because we do not know when, or if, our potential customers will place orders, finalize contracts and permit installation, we cannot accurately predict revenue and profitability for future quarters. In addition, the mix of sales between distribution channels will have a significant impact on quarterly and annual revenue and profitability because we receive higher revenue and gross margin on direct sales, including those made through our alliances with strategic partners, than we do on original equipment manufacturer sales.

  In addition, because Data Critical only began operations in March 1996, and because the market for our hospital and physician based systems is new and evolving, it is very difficult to predict future financial results. We plan to significantly increase our sales and marketing, research and development and general and administrative expenses in 2000. Our expenses are partially based on our expectations regarding future revenues, and are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our financial results will likely suffer.

  We believe that quarter-to-quarter comparisons of our financial statements are not a good indication of our future performance. It is likely that in future quarters our revenue and earnings may be below the expectations of securities analysts and investors and, as a result, the price of our common stock may fall. Our revenue and earnings have varied in the past, and we expect that they will continue to vary significantly from quarter to quarter.

 We are dependent on sales of StatView for a large portion of our revenue; failure to maintain and continue to grow sales of StatView systems would likely reduce our revenue.

  During 1998 and 1999, substantially all of our revenue was derived from sales of our StatView system. Although we expect that our MobileView ECG Stat and AlarmView systems will account for an increasing portion of revenue in the future, it is likely that sales of our StatView system will continue to represent a substantial portion of our revenue for at least the next 24 months. Any factors that reduce the pricing of, demand for or market acceptance of our StatView system, including competition or technological change, could significantly reduce our revenue.

 Our internet-based business model may not be successfully implemented and is difficult to evaluate because it is new and unproven.

  We have only recently implemented our internet-based business model, and we do not have an operating history with this model upon which you can evaluate our prospects. In attempting to implement our internet-based business model, we are significantly changing our business operations, sales and implementation practices, customer service and support operations and management focus. Developing and marketing our internet systems to the physician and to the at-home consumer healthcare industry will also be costly and time-consuming. Our internet systems require that hospitals, physicians and consumers manage information in a new and different way. In order to maximize the benefits of our internet systems, at-home healthcare consumers must be willing to allow sensitive personal information to be stored on our internet databases. We have not yet fully determined how to commercialize our internet systems, and we cannot assure you that hospitals, physicians and the at-home consumer healthcare industry will accept these systems.

  We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, the need to develop strategic relationships and other risks described below. For each of the last three fiscal years, all of our revenue was generated from the sale of hospital communication systems and services and no revenue was derived from our internet-based products and services. Our operating history is not indicative of our future performance under our internet-based business model, and you should not rely upon our past performance to predict our future performance. If we fail to develop or market our internet systems, or if hospitals, physicians and the at-home consumer healthcare industry fails to accept our internet systems, the future growth of our business would likely suffer.

 We have recently made acquisitions and may make additional acquisitions in the future and we may not successfully assimilate the acquired operations or products.

  We have recently acquired the businesses of Physix and Elixis and may make additional acquisitions in the future, although there can be no assurance that suitable companies, products or technologies will be available for acquisition. Acquisitions entail numerous risks, including assimilation of the operations and products, retention of key employees, diversion of our management's attention, and uncertainties in our ability to maintain key business relationships the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future expense. Also, recently the Financial Accounting Standards Board ("FASB") voted to eliminate pooling of interests accounting for acquisitions and voted to eliminate the immediate write-off of acquired in-process research and development. The effect of these changes would be to increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. Any of these events could have a material adverse effect upon our business, operating results and financial condition.

 If we are unable to keep pace with technological innovation in our industry, our ability to continue the rapid growth of our business will be impaired.

  The industries in which we operate are characterized by rapid technological change, changes in end user preferences and the emergence of new industry standards and practices that could render our existing systems and proprietary technology obsolete. Our success depends, in part, on our ability to continue to enhance our existing systems and to develop new systems that meet the changing needs of our customers. If we are unable to develop and introduce in a timely manner new and enhanced systems that incorporate the latest developments in medical equipment and wireless communications technologies, our sales will be harmed. The pace of change in information-dependent markets, such as the healthcare industry, is rapid and there are frequent new product introductions and evolving industry standards. We may be unsuccessful in responding to technological developments and changing customer needs. In addition, our systems may become obsolete due to the adoption of new technologies or standards by our customers or competitors. We have experienced development delays in the past and may experience similar or more significant delays in the future. Difficulties in system development could delay or prevent the successful introduction or marketing of new or enhanced systems.

 Our infrastructure may be unable to keep pace with, and as a result, hinder our growth.

  We have rapidly and significantly expanded our operations and expect this expansion to continue. Our revenue grew from $471,000 in 1997 to $4.1 million in 1998 to $9.5 million in 1999. During 1999, we moved our Redmond, Washington headquarters and assembly plant into new facilities in Bothell, Washington. In addition, we expect to hire a significant number of new employees to implement and expand our operational, sales, marketing and customer support activities. In the fourth quarter of 1999, we completed the implementation an integrated management information system, which includes all sales, accounting, inventory and manufacturing control functions. We expect to face increasing daily operational challenges as our business continues to grow, and we may fail to properly manage our growth, and as a result, could face reduced revenue and earnings.

 We may not be able to effectively compete in the market for hospital-based wireless data communications and may be forced to reduce prices, leading to decreased revenue.

  Many companies selling products using traditional methods of patient monitoring, including direct patient oversight and monitoring through wired systems and voice communications, are well positioned to compete with us in our hospital-based systems business. If these companies are drawn into our market, we may be unable to effectively compete. To maintain and improve our competitive position, we must continue to:

  . successfully demonstrate the benefits of our systems to current and potential customers;

  .  market to hospitals and healthcare professionals;

  . maintain stable and constructive alliances with key manufacturers of complementary medical equipment; and

  .  develop new and improved technologies.

  Many of our potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, better name recognition and a larger installed base of customers. Many of our potential competitors may also have well-established relationships with our existing and prospective customers. Due to these and other advantages, our potential competitors may develop products comparable or superior to our systems or adapt more quickly to new technologies, evolving industry standards, new product introductions or changing customer requirements. In addition, there is the possibility that one or more of our strategic partners or other medical equipment manufacturers may decide to develop products that directly compete with our systems. We also expect that competition will increase as a result of medical equipment, wireless and software industry consolidation. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could cause our sales to decline.

 If our customers experience system defects, delays in transmission or security breaches with our systems, we could face damage to our business reputation and potential legal liability.

  Our customer satisfaction and our reputation could be harmed if we or our customers experience any system defects, delays, failures or loss of data. We depend on the efficient operation of wireless networks and the internet for communication. A major catastrophic event or other event beyond our control, including a major security breach in the transmission of data on our systems or a well-publicized compromise of internet security, could cause loss of revenue and market share, damage our reputation and result in liability to us. In addition, our systems may be vulnerable to computer viruses, programming errors, attacks by third parties or similar disruptive problems. Furthermore, patient care could suffer and we could be liable if our systems fail to deliver correct information in a timely manner. Our contracts attempt to limit our liability arising from our errors; however, these provisions may not be enforceable and may not protect us from future liability. While we have general liability and product liability insurance, including coverage for errors and omissions, we may not be able to maintain this insurance on reasonable terms in the future. In addition, our insurance may not be sufficient to cover large claims, and our insurer could disclaim coverage on claims. If we are liable for an uninsured or underinsured claim, or if our premiums increase significantly, our growth and earnings could be harmed.

 Our failure to successfully enhance current products and services could adversely affect the implementation of our internet-based business model.

  Failure to enhance our product and service offerings to add functionality in areas such as interfacing with the products of our strategic partners could make it more difficult for us to implement our internet-based business model. Developing, integrating, enhancing and customizing our products and services will be expensive and time consuming.

 Intense competition in the internet healthcare industry may hinder sales of our internet systems.

  The internet healthcare industry is intensely competitive and subject to fragmentation, high growth and rapid technological change. We may face significant competition from traditional healthcare information system vendors and internet healthcare companies as they expand their product offerings. Many of these companies have significantly greater financial resources, well-established brand names and large installed customer bases. We may be unable to compete unsuccessfully against these organizations.

 Failure to continue to expand and adapt our network infrastructure to accommodate increased use by our customers could make it difficult to successfully implement our internet-based business model.

  To successfully implement our internet-based business model, we must continue to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. Our infrastructure may not accommodate increased use while maintaining acceptable overall performance. To date, we have processed a limited number and variety of internet-based transactions. In addition, our internet products and services have only been used by a limited number of physicians and healthcare consumers. An unexpectedly large increase in the volume or pace of traffic on our web site, the number of physicians using our internet products or our other internet-based products and services, or orders placed by customers may require us to expand and further upgrade our technology. This expansion and adaptation would be expensive and will divert our attention from other activities.

 Our sales are dependent on third party single-source and limited-source suppliers; this dependency reduces our control over the manufacturing process of our systems, which could reduce our revenue and earnings.

  We use third party manufacturers to purchase necessary components and to manufacture and test key parts of our systems, including the StatView receiver and the AlarmView transmitter. Certain components, including the bitmap display, are presently only available from a single source. Other parts and components that we rely on are available from limited sources. Our reliance upon these single or limited-source suppliers and third party manufacturers involves risks and uncertainties, including the possibility of a shortage or discontinuation of key components and reduced control over delivery schedules, manufacturing capability, quality and cost. Any reduced availability of these components or key parts, when needed, could delay the delivery of complete systems, result in the delayed payment or cancellation of orders by our customers and cause our revenue and earnings to decline.

 If we lose members of our senior management team, we may not be able to successfully manage our business or achieve our objectives and our competitive position and growth would suffer.

  Our success will depend significantly on the continued contributions of our senior management team, many of whom would be difficult to replace. In particular, we believe that our future success depends on Dr. David Albert, Chief Scientist and Chairman of the Board; Jeffrey Brown, President and Chief Executive Officer; Michael Singer, Chief Financial Officer. We maintain key person life insurance on the life of Jeffrey Brown in the amount of $1.0 million.

 We may not be able to hire and retain the personnel necessary to support our expanding business, which could threaten our future growth.

  We believe our future success will depend in large part on our ability to identify, attract and retain engineering, sales and marketing, and customer service and support personnel. Because of the complexity of our systems and technologies, we are substantially dependent upon the continued service of our existing engineering personnel as well as future hiring of engineers with high levels of experience in designing complex systems like ours. In addition, although we have recently expanded our direct sales force and plan to hire additional sales personnel, we need to substantially expand our sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of our systems. Our systems require a sophisticated sales effort targeted at several people within the information technology departments of our prospective customers.

  Furthermore, we currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. Hiring personnel is highly competitive in our industry due to the limited number of people available with the necessary technical skills. We face intense competition for this personnel, and we cannot assure you that we will be able to hire and retain them in sufficient numbers.

 Federal and state legislation and regulation affecting the healthcare industry could severely restrict our ability to operate our business.

  We are subject to federal and state legislation and regulation affecting the healthcare industry. Existing and new laws and regulations applicable to the healthcare industry could have a material adverse effect on our ability to operate our business. The federal and state governments extensively regulate the confidentiality and release of patient records. Additional legislation governing the distribution of medical records and health information has been proposed at both the federal and state level. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering patient records or health information electronically.

  Other legislation currently being considered at the federal level could also negatively affect our business. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions and identifiers, prescribed security measures and other provisions within two years after the adoption of final regulations by the Department of Health and Human Services. Because we intend to market some of our services as meeting these regulatory requirements, our success will also depend on other healthcare participants complying with these regulations.

  A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce physicians or others to acquire, arrange for or recommend the acquisition of healthcare products or services. Another federal law, commonly known as the Stark law, prohibits physicians from referring Medicare and Medicaid patients for designated health services to entities with which they have a financial relationship, unless that relationship qualifies for an explicit exception to the referral ban. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial and marketing relationships or our ability to obtain pharmaceutical company sponsorship for our products.

 State restrictions on the practice of medicine may negatively affect our activities.

  Any finding in a state that we are not in compliance with its laws could require us to restructure our services, which could adversely affect our revenues or share price. The laws in some states prohibit some business entities, such as Data Critical, from practicing medicine. This is commonly referred to as the prohibition against the "corporate practice of medicine." These laws generally prohibit us from employing physicians to practice medicine or from directly furnishing medical care to patients. Each state requires licensure for the practice of medicine within that state, and some states consider the receipt of an electronic transmission of selected healthcare information in that state to be the practice of medicine. Some states have similar prohibitions on corporate practice and licensure requirements for other regulated health care professions (for example, nurse practitioners or pharmacists). These laws restrict our activities and the extent to which we can provide medical advice to consumers, physicians and others. If challenged, our activities may not be found to be in compliance with these laws. We are also expanding internationally, and may face similar restrictions on our activities outside the United States.

 The internet is subject to many legal uncertainties and potential government regulations that may decrease demand for our systems, increase our cost of doing business or otherwise have a material adverse effect on our financial results or prospects.

  Our internet business model is subject to evolving government regulation of the internet. Existing as well as new laws and regulations could severely restrict our ability to operate our business. Any new law or regulation pertaining to the internet, or the application or interpretation of existing laws, could decrease demand for our internet systems, increase our cost of doing business or otherwise have a material adverse effect on our financial results and prospects.

  Laws and regulations may be adopted in the future that address internet-related issues, including online content, user privacy, pricing and quality of products and services. For example, although it was held unconstitutional, in part, the Communications Decency Act of 1996 prohibited the transmission over the internet of various types of information and content. In addition, several telecommunications carriers are seeking to have telecommunications over the internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Because the growing popularity and use of the internet has burdened the existing telecommunications infrastructure in many areas, local exchange carriers have petitioned the FCC to regulate internet service providers in a manner similar to long distance telephone carriers and to impose access fees on the internet service providers.

  The United States or foreign nations may adopt legislation aimed at protecting internet users' privacy. This legislation could increase our cost of doing business and negatively affect our financial results. For example, the Federal Trade Commission will start enforcing requirements under the Children's Online Privacy Protection Act in April 2000. The act applies to the online collection of personal information from children under 13, and imposes significant compliance burdens and potential penalties on operators of web sites that collect covered information. Moreover, it may take years to determine the extent to which existing laws governing issues like property ownership, libel, negligence and personal privacy are applicable to the internet. Currently, U.S. privacy law consists of disparate state and federal statutes regulating specific industries that collect personal data. Most of them predate and therefore do not specifically address online activities. However, European nations are now implementing a European Union Data Privacy Directive regulating the transmission and storage of personal information and data. In addition, a number of comprehensive legislative and regulatory privacy proposals are now under consideration by federal, state and local governments in the United States. In some cases, such as the European Directive, these comprehensive privacy proposals include special rules that provide added protections for sensitive information, including information about health and medical conditions.

  The applicability to the internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is also uncertain and may take years to resolve. Demand for our internet-based systems may be affected by additional regulation of the internet in these areas.

 State and federal laws that protect individual health information may limit our plans to collect, use and disclose that information.

  If we fail to comply with current or future laws or regulations governing the collection, dissemination, use and confidentiality of patient health information, this failure could have a material adverse effect on our business, operating results and financial condition.

  Consumers sometimes enter private health information about themselves or their family members when using our services. Physicians or other health care professionals who use our products will directly enter health information about their patients, including information that constitutes a medical record under applicable law, that we will store on our computer systems. Also, our systems record use patterns when consumers access our databases that may reveal health-related information or other private information about the user. Numerous federal and state laws and regulations, the common law, and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

  .  state privacy and confidentiality laws;

  .  our contracts with customers and partners;

  . state laws regulating health care professionals, such as physicians, pharmacists and nurse practitioners;

  .  Medicaid laws;

  . the Health Insurance Portability and Accountability Act of 1996 and related rules proposed by the Health Care Financing Administration; and

  . Health Care Financing Administration standards for internet transmission of health data.

  The U.S. Congress has been considering proposed legislation that would establish a new federal standard for protection and use of health information. In addition, the laws of other countries also govern the use of and disclosure of health information. Any failure by us or our personnel or partners to comply with any of these legal and other requirements could result in material liability. Although we have systems in place for safeguarding patient health information from unauthorized disclosure, these systems may not preclude successful claims against us for violation of applicable law or other requirements. Other third-party sites or links that consumers access through our web sites also may not maintain systems to safeguard this health information, or may circumvent systems we put in place to protect the information from disclosure. In some cases, we may place our content on computers that are under the physical control of others, which may increase the risk of an inappropriate disclosure of health information. For example, we currently contract out the hosting of our websites to third parties. In addition, future laws or changes in current laws may necessitate costly adaptations to our systems.

  In 2000, the Department of Health and Human Service expects to finalize proposed regulations at the federal level authorized under the Health Insurance Portability and Accountability Act of 1996. These proposed regulations will establish a new federal standard for privacy of health information. We believe that these regulations, which will not be effective until two years from finalization, will directly regulate some aspects of our business. Achieving compliance with these regulations could cost us significant amounts or delay or prevent implementation of our business model, and any noncompliance by us could result in civil and criminal penalties. In addition, development of related federal and state regulations and policies on confidentiality of health information could negatively affect our business.

  We intend to develop medical information systems and market research services that we will use to collect, analyze and report aggregate medical care, medical research, outcomes and financial data pertaining to items such as prescribing patterns and usage habits. Some states have enacted legislation regulating the aggregation of health information and the manipulation, use and ownership of that aggregated data, even when this data does not reveal the patient's identity. Because this area of the law is rapidly changing, our collection, analysis and reporting of aggregate healthcare data maintained in our database may not at all times and in all respects comply with laws or regulations governing the ownership, collection and use of this data. Future laws or changes in current laws governing the ownership, collection and use of aggregate healthcare data may necessitate costly adaptations to our systems or limit our ability to use this data.

 We may experience substantial delays or difficulties in obtaining required governmental approvals; failure to obtain governmental approvals would hinder our ability to provide our existing systems or introduce future systems and could reduce our sales.

  As a manufacturer of wireless telecommunications systems, we are regulated under the Communications Act of 1934, as amended, the Telecommunications Act of 1996 and Federal Communications Commission regulations, as well as the applicable laws and regulations of the various states administered by state public service commissions. Regulatory requirements affecting our operations may change. Any changes may hurt our business by hindering our ability to compete with other wireless telecommunications product manufacturers, to continue providing our existing systems or to introduce future systems or system enhancements. Our systems are also considered medical devices and are regulated by the FDA. Before we can market our systems, we must obtain pre-market notification clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act. In addition, material changes to our systems may also require FDA review and clearance prior to marketing or sale in the U.S. The process of obtaining 510(k) clearance can be expensive and time-consuming, and may require the submission of extensive supporting data. If the 510(k) process is extended for a considerable length of time for any of our new systems, the commencement of commercial sales of our new systems will be delayed substantially or indefinitely.

  Because we are a provider of healthcare related systems, extensive and frequently changing federal regulations govern the licensing, conduct of operations, and other aspects of our business. Federal certification and licensing programs establish standards for day-to-day operation of our research and manufacturing facilities. Regulatory agencies verify our compliance with these standards through periodic inspections. Although we have been found to be in compliance with all these standards to date, our facilities may not pass future inspections conducted to ensure compliance with federal or any other applicable licensing or certification laws.

  We must also comply with extensive federal and state regulation relating to the confidentiality and release of patient medical records. New legislation governing the distribution of medical records has been proposed at both the federal and state levels. It may be costly to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering patient records electronically. We cannot assure you that we will not be required to incur significant costs to comply with current or future laws or that we will not be materially hurt by the cost of the compliance.

  Furthermore, we may expand sales of our systems to international markets. An expansion would require us to comply with a wide variety of foreign laws and practices, tariffs and other trade barriers. If we fail to obtain the necessary regulatory approvals in foreign markets on a timely basis, our revenue could be materially reduced.

 FDA and FTC regulations on advertising and promotional activities may be burdensome and may negatively affect our ability to provide some applications or services, which could lead to higher than anticipated costs or lower than anticipated revenue.

  Complying with Food and Drug Administration and Federal Trade Commission regulations may be time consuming, burdensome and expensive and could negatively affect our ability to continue providing some of our internet systems, or to introduce new internet systems in a timely manner. This may result in higher than anticipated costs or lower than anticipated revenues.

  Any current or future regulatory requirements that the FDA or the FTC impose on us or our advertisers and sponsors could harm us by:

  . making it harder to persuade pharmaceutical, biotechnology and medical device companies to advertise or promote their products on our web sites, or to sponsor programs that we offer to healthcare professionals and the public;

  . restricting our ability to continue to provide some of our services or content, or to introduce new services or content in a timely manner; or

  . making it more expensive and time-consuming to comply with new requirements.

  As a consequence of these harms, we might lose advertising or sponsorship revenue, spend significant amounts of our limited resources on regulatory experts in the area of FDA or FTC compliance, or receive adverse publicity that negatively affects share value. In addition to existing FDA and FTC regulation of advertising and promotion by pharmaceutical, biotechnology and medical device companies, our business faces a potential risk of increased FDA and FTC regulation of these activities in an online context.

 Changes in existing FDA regulatory requirements or policies, or our failure to comply with current or future requirements or adoption of new requirements could increase the cost of our internet-based business model and cause our revenue to decline.

  We face potential FDA regulation of software that we develop for use on our website. Some computer applications and software are considered medical devices and are subject to regulation by the FDA. If FDA regulations were applicable to any of our products and services, complying with those regulations would be time consuming, burdensome and expensive and could delay or prevent introduction of new products or services.

  While the FDA's policies regarding the regulation of software are evolving, based on the FDA's informal policy statements regarding the scope of its regulation of stand-alone software, we do not believe that our current internet systems are subject to FDA regulation as medical devices because they do not meet the statutory definition of a device. However, the FDA may take the view that some of our current or future internet systems do in fact meet the definition of a medical device and, therefore, are subject to regulation, or the FDA may change its policies or regulations with respect to regulation of software or internet technologies. Also, we may expand our internet system offerings into areas that subject us to FDA regulation. If the FDA finds that our software is subject to regulation as a medical device, the applicable regulatory controls could include both premarket and postmarket requirements and the FDA might require us to:

  . obtain premarket clearance or approval of the medical device software from the FDA, which might include the conduct of supporting clinical trials or other studies;

  . register ourselves as a medical device manufacturer and to list our devices with the FDA;

  . create our software in compliance with the FDA design and manufacturing standards;

  .  permit the FDA to inspect our facilities and records; and

  .  make periodic reports to the FDA.

 Political, economic and regulatory changes and consolidation in the healthcare industry could force us to make costly modifications to how we price and sell our systems.

  The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. These factors affect the purchasing practices and operation of healthcare organizations. Changes in current healthcare financing and reimbursement systems could cause us to make unplanned modifications to our systems or result in delays or cancellations of orders. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing or postponing investment decisions, including investments in our systems. We do not know what effect these proposals would have on our business. Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our systems. If we are forced to reduce our prices, our revenue and earnings would be harmed. As the healthcare industry consolidates, competition for customers will become more intense.

 Our activities may expose us to malpractice and other liability inherent in healthcare delivery.

  We may be exposed to malpractice or other liability against which we may not be adequately insured, resulting in a decline in our financial results. Our systems provide data for use by physicians, consumers and other healthcare participants. This data may be obtained from our physician customers, strategic partners, other third parties or, with patient consent, from the aggregation of patient health records. Claims for injuries relating to the use of this data may be made in the future. Also, patients who file lawsuits against doctors often name as defendants all persons or companies with any relationship to the doctors. As a result, patients may file lawsuits against us based on treatment provided by physicians who use our systems. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed physicians, or delivery of information by a third-party site that a consumer accesses through our web sites, exposes us to malpractice or other personal injury liability for wrongful delivery of healthcare services or erroneous health information. The amount of insurance we maintain with insurance carriers may not be sufficient to cover all of the losses we might incur from these claims and legal actions. In addition, insurance for some risks is difficult, impossible or too costly to obtain and, as a result, we may not be able to purchase insurance for some types of risks.

 We may fail to protect our proprietary technology and to maintain access to the proprietary information of third parties that support our competitive position; as a result, our growth may be hurt.

  Our owned and licensed intellectual property is important to our business. We could have intellectual property infringement claims asserted against us as the number of our competitors grows and the functionality of our systems overlaps with competitive offerings. These claims, even if not meritorious, could be expensive and divert our attention from our core business operations. If we become liable to third parties for infringement of their intellectual property rights, we could be required to pay substantial damages and to develop alternative non-infringing technology, obtain a license or cease selling the systems that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all. In addition, we may not be able to protect against misappropriation or infringement of our intellectual property by third parties. If misappropriation or infringement occurs, we may not be able to detect it or to effectively enforce our rights.

 Our international expansion plans involve risks.

  A key component of our strategy is expanding our operations into international markets. To date, we have limited experience in developing and distribution channels for our systems and we may not be able to successfully execute our business model in these markets. Our success in these markets will be directly linked to the success of our business partners in such activities. If our business partners fail to successfully establish operations and sales and marketing efforts in these markets, our business could suffer.

  In addition, we face a number of risks inherent in doing business in international markets, including, among others:

  .  unexpected changes in regulatory requirements;

  .  potentially adverse tax consequences;

  .  export controls relating to encryption technology;

  .  tariffs and other trade barriers;

  .  difficulties in staffing and managing foreign operations;

  .  changing economic conditions;

  . exposures to different legal standards (particularly with respect to intellectual property and distribution of information over the internet);

  .  burdens of complying with a variety of foreign laws;

  .  fluctuations in currency exchange rates; and

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

If any of these risks occur, our business could suffer.

 Our existing capital resources may not be sufficient to fund our system development efforts and marketing plans; if we are required to raise additional capital, your investment may be diluted.

  We expect that the proceeds generated from our initial public offering, combined with our current cash resources and credit facilities, will be sufficient to meet our capital requirements for at least the next 12 months. However, we may need to raise additional capital at an earlier time to support expansion, develop new or enhanced systems, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of other unanticipated opportunities. In addition, we have from time to time failed to comply with covenants required by our working capital line of credit and subordinated debt facility agreements. Both of our lenders have granted us waivers for this noncompliance, but if we are unable to comply with these covenants in the future, and if our lenders do not waive our noncompliance, we may need to raise additional capital sooner than anticipated through the sale of debt or equity securities or by entering into strategic alliances or other arrangements. If we are unable to raise additional capital on reasonable terms and in a timely fashion, our financial position will decline. Furthermore, any additional issuance of equity securities will dilute your investment.

 Trading in our shares may be affected by extreme price fluctuations, and you could experience difficulties selling your shares.

  The trading price of our common stock may be volatile. The stock market in general, and the market for technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may decrease the trading price of our common stock, regardless of our actual operating performance, and may make it difficult for you to resell your shares at or above the initial offering price.

 Significant fluctuations in the market price of our common stock could result in securities class action claims against us, which could seriously harm our cash position.

  Securities class action claims have been brought against companies in the past where volatility of the market price of that company's securities has taken place. This kind of litigation could be very costly and could divert our management's attention and resources. Any negative determination in this litigation could also subject us to significant liabilities, any or all of which could seriously harm our cash position.

 Substantial sales of our common stock after the expiration of the lock-up agreements associated with the initial public offering could result in a lower market price of our common stock

  Sales of substantial amounts of our common stock in the public market after expiration of the lock up agreements associated with the initial public offering, or the perception that these sales will occur, could adversely affect the market price of our common stock. At expiration of the lock-up agreements, 6,141,773 shares will be eligible for sale in the public market as follows:

 Number of Shares Date
 ---------------- ----
    2,108,060     After May 7, 2000, in some cases subject to volume
                  limitations.


    4,033,713     At various times after May 7, 2000, in some cases subject to volume limitations.

  In addition, a substantial number of outstanding shares of common stock and shares issuable upon exercise of outstanding options will become available for resale in the public market at prescribed times.

 State laws and our certificate of incorporation may inhibit potential acquisition bids that could be beneficial for stockholders.

  Delaware law and Washington law may inhibit potential acquisition proposals. We are restricted by the anti-takeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. Delaware law prevents us from engaging in a business combination with any interested stockholder for three years following the date that the stockholder became an interested stockholder.

  For purposes of Delaware law, a business combination includes a merger or consolidation or the sale of more than 10% of our assets. In general, Delaware law defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by the entity or person. Under Delaware law, a Delaware corporation may opt out of the antitakeover provisions. We do not intend to opt out of these antitakeover provisions of Delaware law. The laws of Washington, where our principal executive offices are located, also impose restrictions on some transactions between foreign corporations and significant stockholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with exceptions, from engaging in significant business transactions with an acquiring person for a period of five years after the acquisition, unless the transaction or acquisition of the shares is approved by a majority of the members of the target corporation's board of directors prior to the time of acquisition. A corporation may not "opt out" of this statute and, therefore, we anticipate this statute will apply to us. Depending upon whether we meet the definition of a target corporation, Chapter 23B.19 of the WBCA may have the effect of delaying, deferring or preventing a change in control of us.

  In addition, we have adopted provisions in our certificate of incorporation that may discourage potential acquisition proposals and delay or prevent a change in control of our company. These provisions include the following:

  . our board of directors may issue up to three million shares of preferred stock and determine the applicable powers, preferences and rights and the qualifications, limitations or restrictions of the stock, including voting rights, without any vote or further action by stockholders;

  .  our directors are elected to staggered three-year terms;

  .  stockholders cannot call special meetings;

  . the nomination of a director or the taking of certain actions requires advance notice; and

  .  stockholders cannot take action by written consent.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At December 31, 1999, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities of $1.4 million. We had notes payable and capital leases outstanding of $34.0 million at December 31, 1999. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           DATA CRITICAL CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----


Report of Independent Public Accountants.................................   41


Balance Sheets at December 31, 1998 and 1999.............................   42


Statements of Operations for the Years Ended December 31, 1997, 1998 and
 1999....................................................................   43


Statements of Stockholders' Equity (Deficit) for the Years Ended December
 31, 1997, 1998 and 1999.................................................   44


Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and
 1999....................................................................   45


Notes to Financial Statements............................................   46

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Data Critical Corporation:

  We have audited the accompanying balance sheets of Data Critical Corporation (a Delaware corporation) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Critical Corporation as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Seattle, Washington
January 27, 2000, except with respect to the matter discussed in Note 12, as to which the date is March 13, 2000

                           DATA CRITICAL CORPORATION

                                 BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                             At December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
                          ------


Current Assets:
  Cash and cash equivalents...............................  $  3,053  $ 33,976
  Accounts receivable, net of allowance of $21 and 149,
   respectively...........................................     1,182     2,223
  Inventories, net........................................       281       863
  Prepaid expenses and other..............................       271       377
                                                            --------  --------
   Total current assets...................................     4,787    37,439
Note receivable from officer..............................        45        45
Investment in and advances to unconsolidated affiliate....       211       215
Property, equipment and software, net.....................       444     1,492
Other assets, net.........................................       138     1,860
                                                            --------  --------
   Total assets...........................................  $  5,625  $ 41,051
                                                            ========  ========


      LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
      ----------------------------------------------


Current Liabilities:
  Line of credit..........................................  $    250  $    --
  Current portion of notes payable and capital leases.....        98       268
  Accounts payable........................................       486     1,224
  Deferred revenues.......................................       442     1,304
  Other current liabilities...............................     1,168     1,521
                                                            --------  --------
   Total current liabilities..............................     2,444     4,317
Notes payable and capital leases, net of current portion..       151     1,169
                                                            --------  --------
Total liabilities.........................................     2,595     5,486
                                                            --------  --------


Commitments and contingencies (Note 11)


Mandatorily redeemable and convertible preferred stock,
 $0.01 par value; all converted into common stock at
 November 9, 1999
  Series A preferred stock, 187,500 authorized, 187,500
   issued and outstanding at December 31, 1998............       134       --
  Series B preferred stock, 1,232,657 authorized,
   1,232,646 issued and outstanding at December 31, 1998
   .......................................................     5,066       --
  Series C preferred stock, 1,187,817 authorized,
   1,187,809 issued and outstanding at December 31, 1998
   .......................................................     4,388       --
  Series D preferred stock, 2,450,000 authorized,
   2,296,734 issued and outstanding at December 31, 1998..     9,660       --
                                                            --------  --------
                                                              19,248       --
                                                            --------  --------
Stockholders' (Deficit) Equity
  Undesignated preferred stock, $0.01 par value; 3,000,000
   authorized, 0 issued and outstanding at December 31,
   1999...................................................       --        --
  Common stock and additional paid-in capital, $.001 per
   value, 25,000,000 shares authorized; 1,402,839 and
   10,564,789 shares issued and outstanding,
   respectively...........................................     1,321    61,912
  Deferred compensation...................................      (552)   (1,327)
  Accumulated deficit.....................................   (16,987)  (25,020)
                                                            --------  --------
   Total stockholders' (deficit) equity...................   (16,218)   35,565
                                                            --------  --------
   Total liabilities, mandatorily redeemable preferred
    stock and stockholders' (deficit) equity..............  $  5,625  $ 41,051
                                                            ========  ========

      The accompanying notes are an integral part of these balance sheets.

                           DATA CRITICAL CORPORATION

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                       Years Ended December
                                                                31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
Revenue.............................................  $   471  $ 4,137  $ 9,538
Cost of revenue.....................................      348    1,841    3,612
                                                      -------  -------  -------
Gross margin........................................      123    2,296    5,926
                                                      -------  -------  -------
Operating expenses:
  Acquired in-process research and development......      --       --     1,758
  Research and development..........................    1,702    2,194    2,499
  Sales and marketing...............................    1,200    3,512    4,349
  General and administrative........................    1,268    2,564    4,171
                                                      -------  -------  -------
    Total operating expenses........................    4,170    8,270   12,777
                                                      -------  -------  -------
    Loss from operations............................   (4,047)  (5,974)  (6,851)
Interest income.....................................       71      202      342
Interest expense....................................      (26)     (50)    (307)
                                                      -------  -------  -------
Net loss............................................  $(4,002) $(5,822) $(6,816)
                                                      =======  =======  =======
Preferred stock dividends and accretion of mandatory
 redemption obligations.............................      685    1,226    1,216
                                                      -------  -------  -------
Net loss attributable to common stock...............  $(4,687) $(7,048) $(8,032)
                                                      -------  -------  -------
Basic and diluted loss per common share.............  $ (4.28) $ (5.03) $ (2.92)
                                                      =======  =======  =======
Weighted average shares used to calculate basic and
 diluted loss per common share......................    1,095    1,402    2,749
                                                      =======  =======  =======



        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)

                             Common Stock
                            and Additional
                           Paid-in Capital                            Stockholders'
                          ------------------   Deferred   Accumulated    Equity
                            Shares   Amount  Compensation   Deficit     (Deficit)
                          ---------- ------- ------------ ----------- -------------
Balance, December 31,
 1996...................     995,996 $    61   $   --      $ (5,252)     $(5,191)
Common stock options and
 warrants exercised.....     406,250     650       --           --           650
Stock warrants issued
 for consulting
 services...............         --        2       --           --             2
Accretion of mandatory
 redemption
 obligations............         --      --        --           (67)         (67)
Series B and C
 mandatorily redeemable
 preferred Stock
 dividend accruals......         --      --        --          (618)        (618)
Net loss................         --      --        --        (4,002)      (4,002)
                          ---------- -------   -------     --------      -------
Balance, December 31,
 1997...................   1,402,246     713       --        (9,939)      (9,226)
Common stock options and
 warrants exercised.....         593       1       --           --             1
Stock warrants issued
 for consulting
 services...............         --        2       --           --             2
Deferred stock
 compensation...........         --      605      (605)         --           --
Amortization of deferred
 stock compensation.....         --      --         53          --            53
Accretion of mandatory
 redemption
 obligations............         --      --        --           (52)         (52)
Series B, C and D
 mandatorily redeemable
 Preferred stock
 dividend accruals......         --      --        --        (1,174)      (1,174)
Net loss................         --      --        --        (5,822)      (5,822)
                          ---------- -------   -------     --------      -------
Balance, December 31,
 1998...................   1,402,839   1,321      (552)     (16,987)     (16,218)
Common stock options and
 warrants exercised.....      19,761      33       --           --            33
Common stock issued in
 initial public
 offering...............   4,025,000  36,468       --           --        36,468
Common stock issued to
 employees..............       7,500      77       --           --            77
Common stock issued for
 acquisition of
 Physix, Inc............     100,000   1,331       --           --         1,331
Conversion of redeemable
 preferred stock........   5,009,689  20,990       --           --        20,990
Deferred stock
 compensation...........         --    1,316    (1,316)         --           --
Amortization of deferred
 stock compensation.....         --      --        541          --           541
Accretion of mandatory
 redemption
 obligations............         --      --        --           (53)         (53)
Series B, C and D
 mandatorily redeemable
 Preferred stock
 dividend accruals......         --                --        (1,164)      (1,164)
Stock warrants issued
 for consulting
 services...............         --        1       --           --             1
Warrants issued in
 conjunction with the
 issuance of certain
 credit facilities......         --      375       --           --           375
Net loss................         --      --        --        (6,816)      (6,816)
                          ---------- -------   -------     --------      -------
Balance, December 31,
 1999...................  10,564,789 $61,912   $(1,327)    $(25,020)     $35,565
                          ========== =======   =======     ========      =======

        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Years Ended December
                                                               31,
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................... $(4,002) $(5,822) $(6,816)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization...................     171      208      307
    Amortization of deferred stock compensation.....     --        53      541
    Issuance of common stock for compensation.......     --       --        76
    Acquired in-process research and development....     --       --     1,758
    Non cash interest charge........................     --       --       136
    Issuance of warrants for consulting services....       2        2        1
  Changes in assets and liabilities:
    Accounts receivable.............................     (28)  (1,108)    (883)
    Inventories.....................................      (8)     (92)    (582)
    Prepaid expenses and other current assets.......      28     (263)    (106)
    Accounts payable and other current liabilities..     150    1,245      907
    Deferred revenues...............................       6      436      362
                                                     -------  -------  -------
      Net cash used in operating activities.........  (3,681)  (5,341)  (4,299)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of marketable securities....................   1,813      --       --
  Issuance of notes receivable from officer.........     (44)     --       --
  Cash paid for acquisition of Physix, Inc..........     --       --    (1,531)
  Purchases of property and equipment...............    (197)    (380)    (584)
  Other assets......................................      (9)     (14)    (121)
                                                     -------  -------  -------
      Net cash (used in) provided by investing
       activities...................................   1,563     (394)  (2,236)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net.......     650        1   36,501
  Proceeds from issuance of mandatorily redeemable
   preferred stock, net.............................     --     6,975      --
  Proceeds from lines of credit.....................     --       250    2,150
  Payment on lines of credit........................     --       --      (900)
  Proceeds from notes payable and capital lease
   obligations......................................      94      200      --
  Payment on notes payable and capital leases.......      (3)     (42)    (293)
  Issuance of convertible notes.....................   1,581      539      --
                                                     -------  -------  -------
      Net cash provided by financing activities.....   2,322    7,923   37,458
                                                     -------  -------  -------
Net increase in cash and cash equivalents...........     204    2,188   30,923
Cash and cash equivalents at beginning of period....     661      865    3,053
                                                     -------  -------  -------
Cash and cash equivalents at end of period.......... $   865  $ 3,053  $33,976
                                                     =======  =======  =======


Cash paid for interest.............................. $     5  $    72  $   161
                                                     =======  =======  =======

        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies:

 Nature of Business

  We design, manufacture, market, install and support communication and information systems, using wireless and internet technology and proprietary software to allow access to health information, including patient vital signs and other diagnostic data, using wireless technology and proprietary software. Our systems provide for information retrieval from remote sources, both inside and outside the hospital environment, and are integrated and coordinated through either a wireless network utilizing our interactive device, a personal computer or the internet. Our focus within health care is on the hospital, physician and at-home consumer markets. To date, the Company has directed a significant portion of its efforts to research and development, development of markets for its products, application for patents, raising capital and planning. The Company performed selected contract development services during this period as well as commenced sales of related products during 1995. During 1997, the Company focused on addressing its technology to specific medical applications. The resulting products are regulated by the U.S. Food and Drug Administration and therefore require pre-market approval from the FDA prior to making sales. The first of these approvals was granted in November 1997.

  The Company commenced sales of its current products and services late in the third quarter of 1997. The Company continues to face a number of risks similar to other companies in a comparable stage of development including: reliance on key personnel; successful marketing of its products; competition from other companies with greater technical, financial, management and marketing resources; successful development of new products and the enhancement of existing products; and the ability to secure adequate financing to support future growth, if and when required.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity when purchased of 90 days or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market investments.

 Inventories

  The Company's initial medical product is made up of the Company's proprietary software applications which it integrates with hardware that is acquired from third parties as well as hardware made by third parties to the Company's specifications. Inventories consist primarily of the Company's hardware product, components to make the product and other third-party equipment, all of which is stated at the lower of cost or market, using the first-in, first-out method.

 Property, Equipment and Software

Property, equipment and software are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Ordinary repairs and maintenance and purchases of less than $500 are expensed as incurred. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset.

 Investment In and Advances To Unconsolidated Affiliate

  The Company accounts for its investments in entities in which it owns less than a 20% interest under the cost method.

                           DATA CRITICAL CORPORATION

 Other Assets

  Other assets include licensed intellectual property rights and other intangible assets which are stated at historical cost less accumulated amortization provided on a straight-line basis over the estimated useful lives of the asset, generally seven years. Other assets also includes technology purchased in the Physix acquisition (see Note 10), which are stated at their fair market values at the acquisition date less accumulated amortization provided on a straight-line basis over three years. Other assets also include capitalized legal expenses associated with patent applications. These costs will be amortized over their estimated useful lives upon patent issuance by the U.S. Patent Office. Amortization expense on other assets was $15,000, $19,000 and $34,000 in 1997, 1998 and 1999, respectively. Accumulated amortization was $27,000, $47,000 and $81,000 at December 31, 1997, 1998 and
1999, respectively.

 Revenue Recognition

  The Company's revenue recognition policies are in conformity with Statement of Position 97-2 "Software Revenue Recognition" as amended, of the American Institute of Certified Public Accountants. License revenue is earned when delivery has occurred, the fee is fixed and determinable, evidence of an arrangement exists, collection of the receivable is probable and no significant post-delivery obligations remain. For sales to end users, revenue is recognized upon installation. For sales to distributors, revenue is recognized upon delivery. Maintenance and support revenue is recognized over the term of the agreement.

  The Company recognizes revenue from software development contracts involving significant production, modification or customization of software, based on performance milestones specified in the contract where these milestones fairly reflect progress toward contract completion.

 Major Customers

  In January 1997, Data Critical signed a distribution and license agreement with GE Marquette Medical Systems, Inc. for the non-exclusive licensing and distribution of a medical wireless data product. Approximately 38.3%, 54.5% and 18.5% of the Company's revenues for the years ended December 31, 1997, 1998 and 1999, respectively, is attributable to GE Marquette Medical Systems, Inc. Approximately 20.3%, 44.7% and 72.1% of the Company's revenue for the years ended December 31, 1997, 1998 and 1999, respectively, is attributable to Agilent Technologies, Inc. (Agilent) pursuant to a 1994 license agreement which provided Agilent exclusive distribution rights to a specific implementation of the Company's medical wireless data technology. In September 1997, the 1994 license agreement between the Company and Agilent was terminated by mutual agreement thus allowing the Company to sell directly to Agilent customers. Approximately 22.1% of the Company's revenue for the years ended December 31, 1997, is attributable to federal and state governmental agencies. The Company had no sales to federal and state governmental agencies in 1998 or 1999.

 Warranty Obligations

  The Company generally provides product warranties for 12 months after date of purchase. Estimated warranty obligations are provided at the time of the sale of the Company's products.

 Royalty Expense

  During 1997 and 1998, the Company entered into two nonexclusive licenses to sell products using patented technology. In exchange for the licenses the Company is required to make quarterly royalty payments based on the number of products invoiced. Amounts charged to expense for the two nonexclusive licenses were $14,000, $142,000 and $144,000 in 1997, 1998 and 1999, respectively.

                           DATA CRITICAL CORPORATION

 Research and Development Costs

  The Company's accounting policy is to capitalize eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. The amount of eligible costs to be capitalized has not been material and accordingly, the Company has charged all software development costs to research and development in the accompanying statements of operations.

 Advertising Costs

  Costs related to advertising the Company's products are expensed in the period incurred. Advertising costs incurred during the years ended December 31, 1997, 1998 and 1999 were $31,600, $67,000 and $49,000, respectively.

 Income Taxes

  Deferred income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. To date, the Company has fully reserved for its net deferred tax assets.

 Stock Options

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company has elected the disclosure only provisions related to employee stock options and follows the provisions of Accounting Principals Board Opinion No. 25 (APB 25) in accounting for stock options issued to employees. Under APB 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

  The Company discloses the pro forma effect on net income as if it had accounted for option grants to employees under the "fair value" method prescribed by SFAS 123. The fair-value based model values stock options using an acceptable valuation model. Pro forma compensation cost is measured at the grant date based upon the fair value of the award and is recognized over the service period, which is typically the vesting period.

  Warrants and options granted to non-employees are accounted for under the fair value provisions of SFAS 123.

 Concentrations of Credit Risk

  Financial instruments which subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The risk for cash and cash equivalents is limited by the Company's policy of maintaining cash and equivalents in multiple, highly rated, liquid investments. The Company has credit risk regarding trade accounts receivables as most of these receivables are with healthcare institutions or with distributors to healthcare institutions. To mitigate this risk, the Company has a credit policy under which it verifies the creditworthiness of its customers.

 Financial Instruments

  The Company enters into various types of financial instruments in the normal course of business and in raising capital. Fair values of cash, trade receivables, notes receivable and notes payable all approximate market

                           DATA CRITICAL CORPORATION
value. The fair value of mandatorily redeemable preferred stock at December 31, 1998, was estimated to be approximately $32,822,000. This estimate of fair value was determined by management using recent sales of preferred stock, consideration of significant milestones achieved by the Company and other market considerations. The mandatorily redeemable preferred stock was converted into common stock in November 1999.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Loss Per Share

  In accordance with Statement of Financial Accounting Standards No. 128, "Computation of Earnings Per Share," basic loss per share is computed by dividing net loss attributable to common stock (net loss less preferred stock redemption obligation accretion and dividend requirements) by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares of common stock issuable upon the conversion of the mandatorily redeemable preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per share are equivalent. The Company has not had any issuances or grants for nominal consideration as defined under U.S. Securities and Exchange Commission Staff Accounting Bulletin 98.

 Segment Reporting

  The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS
131) during 1998. SFAS 131 requires companies to disclose certain information about operating segments. Based on the criteria within SFAS 131, the Company has determined that it has one reportable segment, wireless data products.

 Supplemental Disclosure of Noncash Investing and Financing Activity

                                                                 Years Ended
                                                                December 31,
                                                             -------------------
                                                             1997  1998   1999
                                                             ---- ------ -------
   Cashless exercise of warrants to purchase mandatorily
    redeemable
    preferred stock........................................  $--  $2,120 $   525
   Equipment acquired through capital lease arrangements...   --     --      392
   Conversion of preferred stock to common stock...........   --     --   20,990
   Issuance of warrants to purchase common stock in connec-
    tion with
    certain financing arrangements.........................   --     --      375

                           DATA CRITICAL CORPORATION

2. Inventories:

                                                                  December 31,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
                                                                       (In
                                                                   thousands)
   Purchased components.........................................  $  246 $  842
   Finished goods...............................................      35     21
                                                                  ------ ------
                                                                    $281 $  863
                                                                  ====== ======

3. Property, Equipment and Software:

                                                                  December 31,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
                                                                       (In
                                                                   thousands)
   Computers, equipment and purchased software..................  $  888 $1,840
   Furniture and fixtures.......................................     111    343
   Leasehold improvements.......................................      19    156
                                                                  ------ ------
                                                                   1,018  2,339
   Less: Accumulated depreciation...............................   (574)   (847)
                                                                  ------ ------
                                                                  $  444 $1,492
                                                                  ====== ======

  Depreciation expense was $157,000, $189,000 and $273,000 in 1997, 1998 and
1999, respectively.

4. Other Current Liabilities:

                                                                  December 31,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
                                                                       (In
                                                                   thousands)
   Accrued expenses.............................................  $  184 $  341
   Accrued royalties............................................      96    224
   Customer deposits............................................     296    179
   Accrued product warranties...................................     374    518
   Accrued payroll and benefits.................................     218    259
                                                                  ------ ------
                                                                  $1,168 $1,521
                                                                  ====== ======

5. Debt Obligations:

 Line of Credit

  The Company has a secured bank line of credit with maximum available borrowings of $1.5 million and with a variable borrowing base of 60% to 75% of accounts receivable based on maintaining certain minimum financial covenants. The line bears interest at the bank's prime rate plus 0.75% (10.5% at December 31, 1997, 8.5% and at December 31, 1998 and 8.5% at December 31, 1999). The
Company had outstanding borrowings of $250,000 and $0, and outstanding letters of credit of $170,000 and $340,000, as of December 31, 1998 and 1999,
respectively. The Company is required to comply with various financial covenants including tangible net worth, liquidity ratios and maximum quarterly operating losses. At December 31, 1999 the Company failed to meet certain financial covenants and had no available borrowing capabilities. The Company has no need or intent to borrow against this line. The line of credit expires in April 2000.

                           DATA CRITICAL CORPORATION

 Notes Payable

  The Company had notes payable to a bank, secured by certain equipment, with a total outstanding balance of $249,000 and $0 at December 31, 1998 and 1999, respectively. The loans bore interest at the bank's prime rate plus 1.0% to 2.5% (8.75% to 10.25% at December 31, 1998).

  During 1997 and 1998, the Company issued convertible notes totaling $2.1 million and bearing interest at 9.0%. With these notes, the Company also issued warrants to purchase 198,792 shares of common stock for $1.60 per share. In March 1998, all accrued interest was paid and the principal balances were converted into approximately 530,119 shares of Series D mandatorily redeemable preferred stock.

  In April 1999, the Company established a subordinated debt facility totaling $1.5 million that expired in October 1999. Loans made under this facility are secured by substantially all of the Company's assets, subordinated to the commercial bank loans. Advances under the subordinated debt agreement were limited to $500,000 or more per advance and are payable at 11.0% interest only for the first 12 months and in equal monthly principal and interest payments for the following 24 months. As of December 31, 1999, $987,000 was outstanding under this debt facility. This entire outstanding balance was repaid in January 2000. In connection with this debt facility, the lender received an option to purchase up to 105,000 shares of Series D preferred stock at a purchase price of $5.00 per share. The lender exercised this option in full on October 25, 1999.

  The same lender has also provided a lease line of credit for up to $1.0 million, comprised of $800,000 to finance equipment and $200,000 to finance equipment, leasehold improvements and software. Advances made under the lease line are payable over 36 equal monthly installments. As of December 31, 1999, $161,000 was outstanding under this lease line. As part of this lease line, the lender received a warrant to purchase 12,500 shares of Series D preferred stock at an exercise price of $4.00 per share. This warrant expires on November 9, 2004.

                           DATA CRITICAL CORPORATION

6. Capital Structure:

 Common Stock

  On November 9, 1999 the Company completed its initial public offering of common stock. The Company issued 4,025,000 shares, including the underwriters over-allotment, at $10.00 per share for a gross offering of $40,250,000.

 Mandatorily Redeemable Preferred Stock

                                                      Mandatorily Redeemable
                                                          Preferred Stock
                                                     --------------------------
                                                       Shares        Amount
                                                     ----------  --------------
                                                                 (in thousands)
Balance, December 31, 1996..........................  2,607,955     $  8,242
  Accretion of mandatory redemption obligations.....        --            67
  Series B and C mandatorily redeemable preferred
   stock dividend accruals..........................        --           618
                                                     ----------     --------
Balance, December 31, 1997..........................  2,607,955        8,927
  Issuance of Series D mandatorily redeemable pre-
   ferred stock, net of issuance costs of $91....... 1,766,615      6,975
  Conversion of notes payable to Series D
   mandatorily redeemable preferred stock...........    530,119        2,120
  Accretion of mandatory redemption obligations.....        --            52
  Series B, C and D mandatorily redeemable preferred
   stock dividend accruals..........................        --         1,174
                                                     ----------     --------
Balance, December 31, 1998..........................  4,904,689       19,248
  Accretion of mandatory redemption obligations.....        --            53
  Series B, C and D mandatorily redeemable preferred
   stock dividend accruals..........................        --         1,164
  Issuance of Series D mandatorily redeemable pre-
   ferred stock.....................................    105,000          525
  Conversion of Series B, C and D of manditorily re-
   deemable preferred stock to common............... (5,009,689)     (20,990)
                                                     ----------     --------
Balance, December 31, 1999.......................... $      --      $    --
                                                     ==========     ========

  Issuance costs associated with the mandatorily redeemable preferred stock offerings were recorded as a reduction to preferred stock. The preferred stock is being accreted to its redemption amount over the period ending with the mandatory redemption dates. Accretion of mandatory redemption costs is computed using the straight-line method, which approximates the effective interest rate method. The redemption price is equal to the liquidation preference.

 1999 Employee Stock Purchase Plan

  Data Critical's 1999 Employee Stock Purchase Plan was adopted by the board of directors and approved by the stockholders in May 1999. 100,000 shares plus an annual increase in each of the next five years equal to the lesser of 150,000 shares or one percent of the outstanding shares of common stock on the last day of the preceding fiscal year of common stock have been reserved for issuance under the Purchase Plan. As of December 31, 1999, no rights to purchase stock under this plan had been granted by Data Critical.

  The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, will be implemented by a series of overlapping offering periods of 24 months in duration, with new offering periods

                           DATA CRITICAL CORPORATION

(other than the first offering period) commencing on March 1 and September 1 of each year. Each offering period will consist of four consecutive purchase periods of six months in duration. The initial offering period is expected to commence on March 1, 2000.

  The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not be less than 1% and not more than 20% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of Data Critical's common stock at the beginning of each offering period or at the end of each purchase period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with Data Critical. If not terminated earlier, the Purchase Plan will have a term of 20 years.

 Warrants

  The Company has issued warrants to purchase common stock in connection with its stock and debt offerings. A summary of warrant activity follows:

                                                        Warrants Outstanding
                                                     ---------------------------
                                                     Number of  Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
       Balance, December 31, 1996...................  578,929        $2.08
         Issued.....................................  148,257         1.60
         Exercised.................................. (406,250)        1.60
                                                     --------        -----
       Balance, December 31, 1997...................  320,936         2.48
         Issued.....................................   50,535         1.60
         Exercised..................................       --           --
                                                     --------        -----
       Balance, December 31, 1998...................  371,471         2.34
         Issued.....................................   12,500         4.00
         Exercised..................................       --           --
                                                     --------        -----
       Balance, December 31, 1999 ..................  383,971        $2.40
                                                     ========        =====

  These warrants generally expire within five years from grant (2000 to 2002). The warrants were recorded as a component of additional paid-in capital at their estimated fair value at the date of issuance.

7. Stock Option Plan:

  The Company has three stock option plans, the 1994 Stock Plan, the 1999 Stock Plan and the 1999 Directors Stock Plan (collectively, the "Plans"). The 1994 and 1999 Stock Plans provide for the grant of incentive and nonstatutory stock options to employees, directors and consultants. The 1999 Directors Stock Plan provides for the grant of nonstatutory stock options to non-employee directors of the Company. Options generally terminate if unexercised within 90 days after the employee leaves the company or, in the case of the Directors Stock Plan, 90 days after the director ceases to be a director of the Company.

  Under the 1994 and 1999 Stock Plans, options generally become exercisable at the rate of 25% of the total number of shares underlying the options 12 months after the vesting commencement date, and 25% every 12 months thereafter. Options generally expire no later than seven years after grant, or five years in the case of an incentive stock option granted to a 10% stockholder.

  Options granted under the Directors Stock Plan are fully vested at the date of grant and expire 10 years after they are granted.

                           DATA CRITICAL CORPORATION

  Under the 1994 Plan, 950,000 shares of common stock were reserved for issuance. No further options will be granted under the 1994 Stock Plan. Under the 1999 Stock Plan, 1,000,000 shares plus an annual increase in each of the next five years equal to the lesser of 250,000 shares or two percent of the outstanding shares of common stock on the last day of the preceding fiscal year of common stock have been reserved for issuance. Under the 1999 Directors Stock Plan, 100,000 shares of common stock have been reserved for issuance.

  The Directors Plan provides that each person who is or becomes a nonemployee director of Data Critical will be granted a nonstatutory stock option to purchase 15,000 shares of common stock on the later of the date on which the option holder first becomes a nonemployee director of Data Critical or the date of the closing of this offering. Thereafter, on the date of our annual stockholders' meeting each year, each nonemployee director of Data Critical will be granted an additional option to purchase 5,000 shares of common stock if, on that date, he or she has served on our board of directors for at least six months.

  Incentive options are granted at not less than the fair value of common stock on the date of grant, and nonqualified options are granted at not less than 50% of fair value on the date of grant. All options expire no later than seven years from the date of grant.

  Information relating to stock options outstanding under the Plans is as follows:

                                                               Weighted Average
                                                     Shares     Exercise Price
                                                    ---------  ----------------
       Options outstanding, December 31, 1996......   266,331       $0.80
         Options granted...........................   267,917        1.06
         Options exercised.........................       --          --
         Options canceled..........................    (5,375)       1.43
                                                    ---------
       Options outstanding, December 31, 1997......   528,873        0.92
         Options granted...........................   317,987        2.33
         Options exercised.........................      (593)       0.97
         Options canceled..........................    (9,845)       1.65
                                                    ---------
       Options outstanding, December 31, 1998......   836,422        1.45
         Options granted...........................   765,962        8.54
         Options exercised.........................   (19,760)       1.67
         Options canceled..........................   (58,625)       2.82
                                                    ---------
       Options outstanding, December 31, 1999 ..... 1,523,999       $4.96
                                                    =========

  At December 31, 1997, 1998 and 1999, options to purchase 238,176, 339,624, and 556,292 shares were exercisable, respectively.

  Under the Plans, options to purchase 416,737 shares of common stock were available for future grant. As of December 31, 1999, the 1,523,999 options outstanding under the 1994, 1999 and Director Stock Plan have exercise prices between $0.80 and $12.00 and a weighted-average remaining contractual life of
6.74 years. During 1998 and 1999, the Company recorded $605,000 and $1,316,000, respectively, of deferred compensation from the issuance of stock options with exercise prices less than the fair value of common stock. This deferred compensation is recognized as expense ratably over the vesting period of the options. In 1998 and 1999, the Company recognized $53,000 and $541,000, respectively, of expense related to this deferred compensation. Up to the Company's initial public offering the fair value of common stock on the dates of stock option grants was determined by management using recent sales of preferred stock, consideration of significant milestones achieved

                           DATA CRITICAL CORPORATION
by the Company and other market considerations. The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 1999:

                              Options Outstanding        Options Exercisable
                        -------------------------------- --------------------
                                              Weighted
                                    Weighted   Average               Weighted
                                    Average   Remaining              Average
         Range of         Number    Exercise Contractual   Number    Exercise
      Exercise Prices   Outstanding  Price      Life     Exercisable  Price
     -----------------  ----------- -------- ----------- ----------- --------
     $ 0.800 - $ 0.800     438,206  $ 0.800     3.14       385,394    $0.800
     $ 1.200 - $ 1.600     109,706  $ 1.581     4.95        54,784    $1.580
     $ 2.400 - $ 2.400     216,187  $ 2.400     5.71        56,393    $2.400
     $ 3.200 - $ 4.000      76,637  $ 3.265     5.97         6,503    $3.200
     $ 6.000 - $ 6.000     290,513  $ 6.000     9.54        53,218    $6.000
     $10.000 - $10.688     122,125  $10.380     9.75           --     $0.000
     $12.000 - $12.000     270,625  $12.000     9.96           --     $0.000
                         ---------  -------     ----       -------    ------
     $ 0.800 - $12.000   1,523,999  $ 4.955     6.74       556,292    $1.565
                         =========  =======     ====       =======    ======

  For purposes of pro forma disclosure, the estimated fair value of each option grant is estimated on the date of grant using the minimum value method, which considers the time-value of money, with the following assumptions for grants in 1997, 1998 and 1999: risk-free interest rates of 6.25% to 6.50%; expected lives of five years; and no dividends. The weighted average fair value of options granted in 1997, 1998 and 1999 were $0.27, $0.58 and $7.38, respectively. The volatility number used for those options granted between December 9, 1999 and December 31, 1999 was 1.018. The pro forma effect upon net loss and net loss per share, taking into account only the additional compensation expense that would be recognized using the fair value method, are as follows (in thousands):

                                                      1997     1998     1999
                                                     -------  -------  -------
     Net loss....................................... $(4,002) $(5,822) $(6,816)
     Pro forma net loss.............................  (4,012)  (5,865)  (7,054)
     Basic and diluted loss per share...............   (4.28)   (5.03)   (2.92)
     Pro forma basic and diluted loss per share.....   (4.29)   (5.06)   (3.01)

8. Income Taxes:

  At December 31, 1999, the Company had net operating loss carryforwards of approximately $20,000,000. The Company may be limited in its ability to utilize certain of its future carryforwards in any year due to previous sales of its stock. Management believes that, based on a number of factors, the available objective evidence creates significant uncertainty regarding the realization of the net deferred tax assets. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. This valuation allowance increased in 1997, 1998 and 1999 by $1,417,000, $2,232,000 and $2,662,000 , respectively. These carryforwards, which may provide future tax benefits, expire from 2008 to 2019.

  The difference between the statutory tax rate of approximately 35% (34% federal and 1% state, net of federal benefits) and the tax benefit of zero recorded by the Company is primarily due to the Company's full valuation against its net deferred tax assets.

                           DATA CRITICAL CORPORATION

  The components of the deferred tax asset and liabilities were as follows (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  1998    1999
                                                                 ------  ------
     Deferred tax assets:
       Net operating loss carryforward.......................... $4,629  $7,014
       Other....................................................    284     561
                                                                 ------  ------
     Deferred tax assets........................................  4,913   7,575
     Valuation allowance........................................ (4,913) (7,575)
                                                                 ------  ------
     Total...................................................... $   --  $   --
                                                                 ======  ======

9. Related Party Transactions:

 Investment in and Advance to Unconsolidated Affiliate

  On July 10, 1996, the Company loaned Nomadics, Inc. $50,000 in exchange for a promissory note, which matures on July 10, 2000. The note is convertible into approximately a 3.6% equity interest in Nomadics, Inc., at the earlier of July 10, 2000 or upon an initial public offering of the Company's stock. Interest accrues at 8.0% per year. On November 7, 1996, the Company acquired Nomadics, Inc. common stock representing a 10.8% interest for a cash payment of $151,000.

 Note Receivable from Officer

  As a part of the employment contract with a senior executive, the Company loaned $45,000 on July 18, 1997, in exchange for a promissory note, which matures on July 17, 2001. Interest of 6.7% on the unpaid principal balance is due annually.

10. Acquisitions:

  On December 17, 1999, the Company acquired substantially all of the business, assets and rights of Physix, Inc. (Physix). Under the terms of the agreement the Company issued 200,000 shares of common stock, all of which were placed in escrow. Of these 200,000 shares, 100,000 shares will be released if not required to satisfy Physix indemnification obligations, and the other 100,000 shares (the "contingency shares") will only be released upon the achievement of certain milestone obligations. If these performance milestones are not met within one year, the number of contingency shares to be released to Physix will be reduced on a sliding scale, up to the total 100,000 shares, and the unreleased shares will be returned to the Company for retirement. The Company also paid approximately $1.5 million in cash to repay certain Physix obligations and assumed certain other Physix liabilities amounting to approximately $600,000.

  This acquisition was accounted for as a purchase and, accordingly, the financial statements reflect valuation of all assets, including identifiable intangibles, at their estimated fair market values. Physix's results of operations are included in the accompanying statement of operations from the date of the acquisition.

                           DATA CRITICAL CORPORATION

  Consideration that is held in escrow pending the outcome of a contingency is disclosed but not recorded as a liability or shown as outstanding securities unless the outcome of the contingency is determinable beyond reasonable doubt. Accordingly, the Company reduced its total consideration by the value of the contingency shares, resulting in negative goodwill in the amount of $673,000 which was allocated to reduce proportionately the values assigned to long-term assets including identifiable intangibles and acquired in-process research and development.

                                                                  Purchase Price
                                                                    Allocation
                                                                  --------------
     Tangible assets.............................................     $  502
     Product technology..........................................      1,340
     In-process research & development...........................      1,758
     Total consideration.........................................     $3,600

  The following unaudited pro forma information has been prepared assuming Physix had been acquired as of January 1, 1998. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of January 1, 1998. In addition, the pro forma information is not intended to be a projection of future results.

                                                        Year Ended   Year Ended
                   Pro forma information               December 31, December 31,
         (In thousands, except per share amounts)          1998         1999
         ----------------------------------------      ------------ ------------
     Revenue..........................................    $5,379      $11,240
     Net loss.........................................    13,279       16,570
     Loss per common share basic and diluted..........      8.02         5.82

11. Commitments And Contingencies:

 Commitments

  The Company leases office space under lease agreements which expire over the next four years. In December 1998, the Company entered into a lease for a new facility which will expire five years after the scheduled June 1999 occupancy. The leases require minimum monthly payments over the term of the lease. The Company's rent expense during 1997, 1998, and 1999 was $124,000, $243,000 and $319,000 respectively. Future minimum payments required under non-cancelable leases as of December 31, 1999, are as follows (in thousands):

                                                               Operating Capital
                                                                Leases   Leases
                                                               --------- -------
     2000.....................................................  $  693    $ 126
     2001.....................................................     547      142
     2002.....................................................     490       82
     2003.....................................................     481      --
     2004.....................................................     326      --
     Thereafter...............................................     --       --
                                                                ------    -----
                                                                $2,537      350
                                                                ======
     Amounts representing interest............................              (61)
                                                                          -----
                                                                            289
     Current portion lease obligations........................             (125)
                                                                          -----
                                                                          $ 164
                                                                          =====

                           DATA CRITICAL CORPORATION

 Contingencies

  Under a Registration Rights Agreement between the Company and its common stockholders, the Company may be required to register its common stock under the Federal Securities Act at the request of 40% of the common stockholders. The expenses of the registration would be borne by the Company.

12. Subsequent Events:

  On March 13, the Company signed an agreement and plan of merger with privately held Elixis Inc., a leading provider of Internet-healthcare tools that utilizes the Internet technologies to improve the delivery and content of healthcare information and communication. Elixis shareholders will receive common stock shares of the Company. The combined companies will be known initially as datacritical.com. The transaction will be accounted for as a purchase. The agreement and plan of merger will become effective upon approval by the shareholders of Elixis and the satisfaction of other conditions.

13. Valuation and Qualifying Amounts:

                               Balance at   Charged                   Balance
                               Beginning    to costs                  at end
   Description                 of period  and expenses Deductions(1) of period
   -----------                 ---------- ------------ ------------  ---------
   Allowance for doubtful
    accounts
   December 31, 1997..........      2           4           --            6
   December 31, 1998..........      6          15           --           21
   December 31, 1999..........     21         128           --          149

--------
(1) Amounts include write-offs of accounts receivable deemed uncollectable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  We have omitted certain information from this Report that is required by
Part III. We intend to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this annual report, on Form 10-K and such information is incorporated by reference herein.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

  The information concerning our directors and executive officers required by this Item is incorporated by reference to our proxy statement under the heading "Executive Officers and Directors."

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to our proxy statement under the headings "Compensation of Directors" and "Compensation of Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

  The information required by this Item is incorporated by reference to our proxy statement under the heading "Common Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to our proxy statement under the heading "Transactions with Management."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

    (1) Financial Statements of the Registrant and Report of Arthur
    Andersen LLP

    (2) Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

  (b) Reports on Form 8-K.

  On December 22, 1999 we filed a report on Form 8-K pertaining to our acquisition of substantially all the business, assets and rights of Physix, Inc.

  (c) Exhibits

  Number                                Description
  ------                                -----------
  2.1(B)   Asset Purchase Agreement dated December 8, 1999 between Data
           Critical and Physix, Inc.


  2.2(B)   Registration Rights Agreement dated December 8, 1999 between Data
           Critical and Physix, Inc.


  3.1(A)   Amended and Restated Certificate of Incorporation of Data Critical.


  3.2(A)   Amended and Restated Bylaws of Data Critical.


  4.1(A)   Specimen Stock Certificate.


  4.2(A)   Amended and Restated Registration Rights Agreement dated February
           22, 1995, as amended.


  4.3(A)   Warrant Agreement dated April 13, 1995 between Data Critical and
           Spencer Trask Securities Incorporated with Form of Common Stock
           Purchase Warrant issued in connection with the Series B and Series C
           Preferred Stock financings.


  4.4(A) Form of Common Stock Purchase Warrant issued in connection with the bridge loan financings.


  4.5(A)   Common Stock Purchase Warrant dated July 10, 1996 issued by Data
           Critical in favor of Nomadics, Inc.


  4.6(A)   Common Stock Purchase Warrant dated July 10, 1996 issued by Data
           Critical in favor of Colin Cumming.


 10.1(A)* Termination and Patent License Agreement dated September 16, 1997 between Data Critical and Hewlett-Packard Company.


 10.2(A)** Distribution and License Agreement dated January 23, 1997 between
           Data Critical and Marquette Medical Systems, Inc.


 10.3(A)** Addendum to Marquette Distribution and License Agreement dated
           September 14, 1998 between Data Critical and Marquette Medical
           Systems, Inc.


 10.4(A)   Employment Agreement dated June 14, 1999 between Data Critical and
           Michael E. Singer.


 10.5      Amendment to Employment Agreement dated February 24, 2000 between
           Data Critical and Michael E. Singer.


 10.6(B) Employment Agreement dated December 8, 1999 between Data Critical and Thomas Giannulli.


 10.7(A)   Facility Lease dated December 21, 1998 between S/I Northcreek II,
           L.L.C. and Data Critical.


 10.8(A)   Amendment dated March 30, 1999 to the Facility Lease dated December
           21, 1998 between S/I Northcreek II, L.L.C. and Data Critical.


  Number                               Description
  ------                               -----------
 10.9     Lease Contract between Greenway Plaza LTD and Data Critical, as successor in interest to Physix Inc. dated October 2, 1996.


 10.10    First Amendment of Lease Contract between Crescent Real Estate
          Funding III, L.P. and Data Critical, as successor in interest to Physix Inc. dated April 23, 1998.


 10.11(A) Form of Indemnification Agreement between Data Critical and each of its Officers and Directors.


 10.12(A) 1999 Stock Option Plan (adopted May 7, 1999).


 10.13(A) 1999 Directors' Stock Option Plan (adopted May 7, 1999).


 10.14(A) 1999 Employee Stock Purchase Plan (adopted May 7, 1999).


 10.15(A) 1994 Stock Option Plan (dated December 19, 1994).


 10.16**  Second Amendment to Distribution and License Agreement dated January
          19, 2000 between Data Critical and GE Marquette Medical Systems, Inc.


 21.1     List of Subsidiaries.


 23.1     Consent of Arthur Andersen LLP.


 24.1     Power of Attorney (included in signature page to Registration
          Statement).


 27.1     Financial Data Schedule

--------
 *  Confidential treatment granted by order of the Commission.
**  Confidential treatment requested.
(A) Incorporated herein by reference to the Company's Form S-1, as amended (File No. 333-78059) filed with the Commission on May 7, 1999.
(B) Incorporated herein by reference to the Company's Form 8-K, as amended (File No. 000-27855) filed with the Commission on December 22, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Data Critical Corporation

                                                 /s/ Michael E. Singer
                                          By: _________________________________
                                                     Michael E. Singer
                                                  Vice President and Chief
                                                     Financial Officer

Dated: March 30, 2000

                               POWER OF ATTORNEY

  Each person whose individual signature appears below hereby authorizes and appoints Michael Singer with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated below on the 30th day of March, 2000.

              Signature                          Title                   Date
              ---------                          -----                   ----


         /s/ Jeffrey S. Brown          President, Chief Executive   March 30, 2000
______________________________________  Officer and Director
           Jeffrey S. Brown


        /s/ Michael E. Singer          Chief Financial Officer      March 30, 2000
 ______________________________________
          Michael E. Singer

         /s/ David E. Albert           Director                     March 30, 2000
 ______________________________________
        David E. Albert, M.D.

       /s/ George M. Middlemas         Director                     March 30, 2000
 ______________________________________
         George M. Middlemas

         /s/ Richard Earnest           Director                     March 30, 2000
 ______________________________________
           Richard Earnest

                                       Director
 ______________________________________
             Ronald Kase

          /s/ David Swedlow            Director                     March 30, 2000
______________________________________
            David Swedlow

                                 EXHIBIT INDEX

  Number                                Description
  ------                                -----------
  2.1(B)   Asset Purchase Agreement dated December 8, 1999 between Data
           Critical and Physix, Inc.


  2.2(B)   Registration Rights Agreement dated December 8, 1999 between Data
           Critical and Physix, Inc.


  3.1(A)   Amended and Restated Certificate of Incorporation of Data Critical.


  3.2(A)   Amended and Restated Bylaws of Data Critical.


  4.1(A)   Specimen Stock Certificate.


  4.2(A)   Amended and Restated Registration Rights Agreement dated February
           22, 1995, as amended.


  4.3(A)   Warrant Agreement dated April 13, 1995 between Data Critical and
           Spencer Trask Securities Incorporated with Form of Common Stock
           Purchase Warrant issued in connection with the Series B and Series C
           Preferred Stock financings.


  4.4(A) Form of Common Stock Purchase Warrant issued in connection with the bridge loan financings.


  4.5(A)   Common Stock Purchase Warrant dated July 10, 1996 issued by Data
           Critical in favor of Nomadics, Inc.


  4.6(A)   Common Stock Purchase Warrant dated July 10, 1996 issued by Data
           Critical in favor of Colin Cumming.


 10.1(A)* Termination and Patent License Agreement dated September 16, 1997 between Data Critical and Hewlett-Packard Company.


 10.2(A)** Distribution and License Agreement dated January 23, 1997 between
           Data Critical and Marquette Medical Systems, Inc.


 10.3(A)** Addendum to Marquette Distribution and License Agreement dated
           September 14, 1998 between Data Critical and Marquette Medical
           Systems, Inc.


 10.4(A)   Employment Agreement dated June 14, 1999 between Data Critical and
           Michael E. Singer.


 10.5      Amendment to Employment Agreement dated February 24, 2000 between
           Data Critical and Michael E. Singer.


 10.6(B) Employment Agreement dated December 8, 1999 between Data Critical and Thomas Giannulli.


 10.7(A)   Facility Lease dated December 21, 1998 between S/I Northcreek II,
           L.L.C. and Data Critical.


 10.8(A)   Amendment dated March 30, 1999 to the Facility Lease dated December
           21, 1998 between S/I Northcreek II, L.L.C. and Data Critical.


 10.9 Lease Contract between Greenway Plaza LTD and Data Critical, as successor in interest to Physix Inc., dated October 2, 1996.


 10.10     First Amendment of Lease Contract between Crescent Real Estate
           Funding III, L.P. and Data Critical, as successor in interest to Physix Inc., dated April 23, 1998.


 10.11(A) Form of Indemnification Agreement between Data Critical and each of its Officers and Directors.


 10.12(A)  1999 Stock Option Plan (adopted May 7, 1999).


 10.13(A)  1999 Directors' Stock Option Plan (adopted May 7, 1999).


 10.14(A)  1999 Employee Stock Purchase Plan (adopted May 7, 1999).


 10.15(A)  1994 Stock Option Plan (dated December 19, 1994).


 10.16**   Second Amendment to Distribution and License Agreement dated January
           19, 2000 between Data Critical and GE Marquette Medical Systems,
           Inc.

 NUMBER                          DESCRIPTION
 ------                          -----------
 21.1   List of Subsidiaries.


 23.1   Consent of Arthur Andersen LLP.


 24.1   Power of Attorney (included in signature page to Registration
        Statement).


 27.1   Financial Data Schedule

--------
 *   Confidential treatment granted by order of the Commission.
**   Confidential treatment requested.
(A) Incorporated herein by reference to the Company's Form S-1, as amended (File No. 333-78059) filed with the Commission on May 7, 1999.
(B) Incorporated herein by reference to the Company's Form 8-K, as amended (File No. 000-27855) filed with the Commission on December 22, 1999.