Form 10-K/A
period 1999-12-31
DATA CRITICAL CORP
filed 2000-04-26
CIK 941775

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(Mark One)
[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
  For the fiscal year ended December 31, 1999 or

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


 10.1(A)* Termination and Patent License Agreement dated September 16, 1997 between Data Critical and Hewlett-Packard Company.


 10.2(A)** Distribution and License Agreement dated January 23, 1997 between
           Data Critical and Marquette Medical Systems, Inc.


 10.3(A)** Addendum to Marquette Distribution and License Agreement dated
           September 14, 1998 between Data Critical and Marquette Medical
           Systems, Inc.


 10.4(A)   Employment Agreement dated June 14, 1999 between Data Critical and
           Michael E. Singer.


 10.5(C)   Amendment to Employment Agreement dated February 24, 2000 between
           Data Critical and Michael E. Singer.


 10.6(B) Employment Agreement dated December 8, 1999 between Data Critical and Thomas Giannulli.


 10.7(A)   Facility Lease dated December 21, 1998 between S/I Northcreek II,
           L.L.C. and Data Critical.


 10.8(A)   Amendment dated March 30, 1999 to the Facility Lease dated December
           21, 1998 between S/I Northcreek II, L.L.C. and Data Critical.


   Number                               Description
   ------                               -----------
 10.9(C)    Lease Contract between Greenway Plaza LTD and Data Critical, as successor in interest to Physix Inc. dated October 2, 1996.


 10.10(C)   First Amendment of Lease Contract between Crescent Real Estate
            Funding III, L.P. and Data Critical, as successor in interest to Physix Inc. dated April 23, 1998.


 10.11(A) Form of Indemnification Agreement between Data Critical and each of its Officers and Directors.


 10.12(A)   1999 Stock Option Plan (adopted May 7, 1999).


 10.13(A)   1999 Directors' Stock Option Plan (adopted May 7, 1999).


 10.14(A)   1999 Employee Stock Purchase Plan (adopted May 7, 1999).


 10.15(A)   1994 Stock Option Plan (dated December 19, 1994).


 10.16(C)** Second Amendment to Distribution and License Agreement dated
            January 19, 2000 between Data Critical and GE Marquette Medical
            Systems, Inc.


 10.17 Employment Agreement dated November 11, 1999 between Data Critical and Robert A. May.


 21.1(C)    List of Subsidiaries.


 23.1(C)    Consent of Arthur Andersen LLP.


 24.1(C)    Power of Attorney (included in signature page to Registration
            Statement).


 27.1(C)    Financial Data Schedule

--------
 *  Confidential treatment granted by order of the Commission.
**  Confidential treatment requested.
(A) Incorporated herein by reference to the Company's Form S-1, as amended (File No. 333-78059) filed with the Commission on May 7, 1999.
(B) Incorporated herein by reference to the Company's Form 8-K, as amended (File No. 000-27855) filed with the Commission on December 22, 1999.
(C)  Previously filed.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Data Critical Corporation

                                                  /s/ Michael E. Singer
                                          By: _________________________________
                                                     Michael E. Singer
                                                  Vice President and Chief
                                                     Financial Officer

Dated: April 26, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment has been signed below by the following persons in the capacities indicated below on the 26th day of April, 2000.

              Signature                          Title                   Date
              ---------                          -----                   ----


                  *                    President, Chief Executive   April 26, 2000
______________________________________  Officer and Director
           Jeffrey S. Brown


       /s/ Michael E. Singer           Chief Financial Officer      April 26, 2000
 ______________________________________
          Michael E. Singer

                  *                    Director                     April 26, 2000
 ______________________________________
        David E. Albert, M.D.

                  *                    Director                     April 26, 2000
 ______________________________________
         George M. Middlemas

                  *                    Director                     April 26, 2000
 ______________________________________
           Richard Earnest

                                       Director
 ______________________________________
             Ronald Kase

                  *                    Director                     April 26, 2000
______________________________________
            David Swedlow

   /s/ Michael E. Singer
*By: ____________________________
       Michael E. Singer
       Attorney-in-Fact

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


 10.1(A)* Termination and Patent License Agreement dated September 16, 1997 between Data Critical and Hewlett-Packard Company.


 10.2(A)**  Distribution and License Agreement dated January 23, 1997 between
            Data Critical and Marquette Medical Systems, Inc.


 10.3(A)**  Addendum to Marquette Distribution and License Agreement dated
            September 14, 1998 between Data Critical and Marquette Medical
            Systems, Inc.


 10.4(A)    Employment Agreement dated June 14, 1999 between Data Critical and
            Michael E. Singer.


 10.5(C)    Amendment to Employment Agreement dated February 24, 2000 between
            Data Critical and Michael E. Singer.


 10.6(B) Employment Agreement dated December 8, 1999 between Data Critical and Thomas Giannulli.


 10.7(A)    Facility Lease dated December 21, 1998 between S/I Northcreek II,
            L.L.C. and Data Critical.


 10.8(A)    Amendment dated March 30, 1999 to the Facility Lease dated December
            21, 1998 between S/I Northcreek II, L.L.C. and Data Critical.


 10.9(C) Lease Contract between Greenway Plaza LTD and Data Critical, as successor in interest to Physix Inc., dated October 2, 1996.


 10.10(C)   First Amendment of Lease Contract between Crescent Real Estate
            Funding III, L.P. and Data Critical, as successor in interest to Physix Inc., dated April 23, 1998.


 10.11(A) Form of Indemnification Agreement between Data Critical and each of its Officers and Directors.


 10.12(A)   1999 Stock Option Plan (adopted May 7, 1999).


 10.13(A)   1999 Directors' Stock Option Plan (adopted May 7, 1999).


 10.14(A)   1999 Employee Stock Purchase Plan (adopted May 7, 1999).


 10.15(A)   1994 Stock Option Plan (dated December 19, 1994).


 10.16(C)** Second Amendment to Distribution and License Agreement dated
            January 19, 2000 between Data Critical and GE Marquette Medical
            Systems, Inc.

 Number                                Description
 ------                                -----------
 10.17   Employment Agreement dated November 11, 1999 between Data Critical and
         Robert A. May.


 21.1(C) List of Subsidiaries.


 23.1(C) Consent of Arthur Andersen LLP.


 24.1(C) Power of Attorney (included in signature page to Registration
         Statement).


 27.1(C) Financial Data Schedule

--------
 *   Confidential treatment granted by order of the Commission.
**   Confidential treatment requested.
(A) Incorporated herein by reference to the Company's Form S-1, as amended (File No. 333-78059) filed with the Commission on May 7, 1999.
(B) Incorporated herein by reference to the Company's Form 8-K, as amended (File No. 000-27855) filed with the Commission on December 22, 1999.
(C)  Previously filed.