Form 10-Q
period 2000-03-31
DATA CRITICAL CORP
filed 2000-05-15
CIK 941775

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from            to

                       Commission File Number 000-27855

                               ----------------

                           DATA CRITICAL CORPORATION
            (Exact name of Registrant as specified in its charter)

                  Delaware                                       91-1901482
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                     19820 North Creek Parkway, Suite 100
                           Bothell, Washington 98011
                   (Address of principal executive offices)

                                (425) 482-7000
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 10,709,002 shares of common stock, $.001 par value, at April 21, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           DATA CRITICAL CORPORATION

                                     INDEX

                                                                           Page
                                                                           ----


                         PART I. FINANCIAL INFORMATION

 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS..............................     3

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.........................................    10

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    27


                           PART II. OTHER INFORMATION

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................    27

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    28

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           DATA CRITICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                       December 31,  March 31,
                                                           1999        2000
                                                       ------------ -----------
                                                                    (Unaudited)
                        ASSETS
Current Assets:
  Cash and cash equivalents...........................   $ 33,976    $ 30,537
  Accounts receivable, net of allowance of $149 and
   $210, respectively.................................      2,223       2,529
  Inventories, net....................................        863       1,061
  Prepaid expenses and other..........................        377         450
                                                         --------    --------
    Total current assets..............................     37,439      34,577
Note receivable from officer..........................         45          45
Investment in and advances to unconsolidated
 affiliate............................................        215         215
Property, equipment and software, net.................      1,492       1,619
Other assets, net.....................................      1,860       1,824
                                                         --------    --------
    Total assets......................................   $ 41,051    $ 38,280
                                                         ========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes payable and capital
   leases.............................................        268         129
  Accounts payable....................................      1,224       1,417
  Deferred revenues...................................      1,304       1,153
  Other current liabilities...........................      1,521       1,684
                                                         --------    --------
    Total current liabilities.........................      4,317       4,383
Notes payable and capital leases, net of current
 portion..............................................      1,169         179
                                                         --------    --------
    Total liabilities.................................      5,486       4,562
                                                         --------    --------
Commitments and contingencies
Stockholders' Equity
  Undesignated preferred stock, $0.01 par value;
   3,000,000 authorized, 0 issued and outstanding at
   December 31, 1999..................................        --          --
  Common stock and additional paid-in capital, $.001
   per value, 25,000,000 shares authorized; 10,564,789
   and 10,609,002 shares issued and outstanding,
   respectively.......................................     61,912      61,982
  Deferred compensation...............................     (1,327)     (1,223)
  Accumulated deficit.................................    (25,020)    (27,041)
                                                         --------    --------
    Total stockholders' equity........................     35,565      33,718
                                                         --------    --------
    Total liabilities, mandatorily redeemable
     preferred stock and
     stockholders' equity.............................   $ 41,051    $ 38,280
                                                         ========    ========

      The accompanying notes are an integral part of these balance sheets.

                           DATA CRITICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                       ----------------------
                                                          1999        2000
                                                       ----------  ----------
Revenue............................................... $    1,758  $    3,705
Cost of revenue.......................................        660       1,472
                                                       ----------  ----------
  Gross margin........................................      1,098       2,233
                                                       ----------  ----------
Operating expenses:
  Research and development............................        551       1,475
  Sales and marketing.................................      1,073       1,525
  General and administrative..........................        726       1,531
                                                       ----------  ----------
    Total operating expenses..........................      2,350       4,531
                                                       ----------  ----------
    Loss from operations..............................     (1,252)     (2,298)
Interest income.......................................         28         465
Interest expense......................................        (11)       (188)
                                                       ----------  ----------
Net loss..............................................     (1,235)     (2,021)
                                                       ----------  ----------
Preferred stock dividends and accretion of mandatory
 redemption obligations...............................        354         --
                                                       ----------  ----------
      Net loss attributable to common stock........... $   (1,589) $   (2,021)
                                                       ==========  ==========
Basic and diluted loss per common share............... $    (1.13) $    (0.19)
                                                       ==========  ==========
Weighted average shares used to calculate basic and
 diluted loss per common share........................      1,403      10,569



        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                  (Unaudited)

                            Common Stock
                           and Additional
                          Paid-in Capital
                         ------------------   Deferred   Accumulated Stockholders'
                           Shares   Amount  Compensation   Deficit      Equity
                         ---------- ------- ------------ ----------- -------------
Balance, December 31,
 1999................... 10,564,789 $61,912   $(1,327)    $(25,020)     $35,565
 Common stock options
  and warrants
  exercised.............     44,213      70       --           --            70
 Amortization of
  deferred stock
  compensation..........        --      --        104          --           104
 Net loss...............        --      --        --        (2,021)      (2,021)
                         ---------- -------   -------     --------      -------
Balance, March 31,
 2000................... 10,609,002 $61,982   $(1,223)    $(27,041)     $33,718
                         ========== =======   =======     ========      =======





        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               For the Three
                                                                  Months
                                                              Ended March 31,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------
Cash Flows From Operating Activities:
  Net loss................................................... $(1,235) $(2,021)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization............................      57      263
    Amortization of deferred stock compensation..............      68      104
    Issuance of common stock for compensation................
    Non cash interest charge.................................       1      178
    Changes in assets and liabilities:
      Accounts receivable....................................      56     (306)
      Inventories............................................    (267)    (198)
      Prepaid expenses and other current assets..............     (97)    (129)
      Accounts payable and other current liabilities.........    (115)     356
      Deferred revenues......................................     214     (151)
                                                              -------  -------
        Net cash used in operating activities................  (1,318)  (1,904)
                                                              -------  -------
Cash Flows From Investing Activities:
  Loan to Elixis Corporation.................................     --      (200)
  Purchases of property and equipment........................     (65)    (264)
  Other assets...............................................      (6)     (12)
                                                              -------  -------
        Net cash used in investing activities................     (71)    (476)
                                                              -------  -------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock, net................     --        70
  Proceeds from lines of credit..............................     200      --
  Payment on lines of credit.................................     --       (43)
  Payment on notes payable and capital leases................     (24)  (1,086)
                                                              -------  -------
        Net cash provided (used in) by financing activities..     176   (1,059)
                                                              -------  -------
Net decrease in cash and cash equivalents....................  (1,213)  (3,439)
Cash and cash equivalents at beginning of period.............   3,053   33,976
                                                              -------  -------
Cash and cash equivalents at end of period................... $ 1,840  $30,537
                                                              =======  =======
Cash paid for interest....................................... $    11  $    39


        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The Company and Basis of Presentation

  Data Critical Corporation (the Company) designs, manufactures, markets and supports open personal information communications systems that provide individuals with mobile interactive access to highly complex and life-critical data. The Company's market focus is the healthcare industry, including hospital, clinical, extended care and home care markets. The Company's systems combine wireless technology and proprietary software to allow access to patient vital signs and other diagnostic data from remote locations, both inside and outside the hospital environment, either through an interactive access device, a personal computer server or the Internet. To date, the Company has directed a significant portion of its efforts to research and development, development of markets for its products, application for patents, raising capital and planning. The Company performed selected contract development services during this period as well as commenced sales of related products during 1995. During 1997, the Company focused on addressing its technology to specific medical applications. The resulting products are regulated by the U.S. Food and Drug Administration and therefore require pre-market approval from the FDA prior to making sales. The first of these approvals was granted in November 1997.

  The accompanying unaudited consolidated financial statements of Data Critical Corporation and its subsidiary (collectively the "Company"), have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Form 10-K dated March 30, 2000 filed with the Securities and Exchange Commission.

2. Summary of Significant Accounting Principles

  The financial statements consolidate the accounts of Data Critical Corporation and its wholly owned subsidiary datacritical.com. All intercompany transactions have been eliminated.

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

  The Company recognizes revenue from software development contracts involving significant production, modification or customization of software, based on performance milestones specified in the contract where these milestones fairly reflect progress toward contract.

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). The Company adopted SOP 97-2 beginning in fiscal 1999. SOP 97-2 has been modified by SOP 98-4 and SOP 98-9 as it relates to certain transactions. These standards generally require revenues earned on software arrangements involving multiple elements such as software

                           DATA CRITICAL CORPORATION
products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately or, if the element is not being sold separately, the price for each element established by management having relevant authority. The revenues allocated to software products, including specified upgrades or enhancements, generally are recognized upon delivery of the products. The revenues allocated to unspecified upgrades, updates and other post-contract customer support generally are recognized ratably over the term of the contract.

  If evidence of the fair value for all elements of the arrangement does not exist, all revenues from the arrangement are deferred until such evidence exists or until all elements are delivered. Full guidelines for SOP 97-2 and related modifications have not been issued. Once available, such guidelines could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could materially adversely affect the Company's future revenues and earnings.

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

 Inventories

  The Company's initial products are made up of the Company's proprietary software applications which it integrates with hardware that is acquired from third parties as well as hardware made by third parties to the Company's specifications. Inventories consist primarily of the Company's hardware product, components to make the product and other third-party equipment, all of which is stated at the lower of cost or market, using the first-in, first-out method.

                                                          December 31, March 31
                                                              1999       2000
                                                          ------------ --------
                                                             (In thousands)
     Purchased components................................    $ 842      $1,000
     Finished goods......................................       21          61
                                                             -----      ------
                                                             $ 863      $1,061
                                                             =====      ======

3. Net Loss Per Share

  In accordance with Statement of Financial Accounting Standards No. 128, "Computation of Earnings Per Share," basic loss per share is computed by dividing net loss attributable to common stock (net loss less preferred stock redemption obligation accretion and dividend requirements) by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares of common stock issuable upon the conversion of the mandatorily redeemable preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per share are equivalent. The Company has not made any issuances or grants for nominal consideration as defined under U.S. Securities and Exchange Commission Staff Accounting Bulletin 98.

                           DATA CRITICAL CORPORATION

4. Subsequent Events

  On April 3, 2000, pursuant to an agreement and plan of merger dated March 13, 2000, we acquired Elixis Corporation. As a result of the acquisition, we issued 210,000 shares of our common stock in exchange for all of the issued and outstanding capital stock of Elixis. This transaction will be accounted for as a purchase transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

  Some of the information in this document contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results of our future financial condition, or state other "forward-looking" information. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed in this document, as well as any other cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described below or elsewhere in this document could have a material and adverse effect on our business, results of operations and financial condition.

  You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. The differences could be caused by a number of factors or combination of factors, including, but not limited to, the "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" described herein and in our Securities and Exchange Commission filings from time to time, including our annual report on Form 10-K for the year ended December 31, 1999.

Overview

  We sell our systems through a national direct field sales force, alliances with strategic partners and Original Equipment Manufacturer (OEM) arrangements. Our direct sales force regularly works together with the sales teams of our strategic partners, in particular Agilent Technologies, Inc., Siemens Medical Systems, Inc. and Protocol Systems, Inc. We also sell our systems through OEM relationships with GE Marquette Medical Systems, Inc.

Recent Developments

  On April 3, 2000, pursuant to an agreement and plan of merger dated March 13, 2000 we acquired Elixis Corporation. As a result of the acquisition, we issued 210,000 shares of our common stock in exchange for all of the issued and outstanding capital stock of Elixis. This transaction will be accounted for as a purchase transaction.

Results of Operations

  The following table sets forth for the periods indicated the percentage of revenue of certain line items included in Data Critical's statement of operations data:

                                                        Three Months Ended
                                                   -----------------------------
                                                   March 31, 1999 March 31, 2000
                                                   -------------- --------------
   Revenue........................................     100.0%         100.0%
   Cost of revenue................................      37.5%          39.7%
                                                       ------         ------
       Gross margin...............................      62.5%          60.3%
                                                       ------         ------
   Operating expenses:
     Research and development.....................      31.3%          39.8%
     Sales and marketing..........................      61.0%          41.2%
     General and administrative...................      41.3%          41.3%
                                                       ------         ------
       Total operating expenses...................     133.6%         122.3%
                                                       ------         ------
       Loss from operations.......................     (71.1%)        (62.0%)
   Interest income................................       1.6%          12.6%
   Interest expense...............................      (0.6%)         (5.1%)
                                                       ------         ------
       Net loss...................................     (70.1%)        (54.5%)
                                                       ------         ------

 Three Months Ended March 31, 2000 compared to March 31, 1999

  Revenue. Revenue increased $1.9 million or 110.8% to $3.7 million for the three months ended March 31, 2000 compared to $1.8 million for the comparable period in 1999. Of the $1.9 million increase $1.4 million was from direct and OEM sales of our primary product StatView systems. Our average StatView system-selling price increased 31% while associated unit sales increased 17%. The remaining $500,000 of increased revenue is comprised of $300,000 from the sale of new enterprise-based physician products and approximately $200,000 from training and warranty obligations and services performed under various marketing and distribution agreements.

  Gross margin. Gross margin consists of revenue less cost of revenue. Cost of revenue associated with our systems consists of purchased components, cost of contract manufacturing, labor for assembly, quality control, customer service, installation, and indirect overhead. Gross margin increased $1.1 million or 103.4%, for the three months ended March 31, 2000 from the comparable period in 1999. Gross margin as a percentage of revenue decreased to 60.3% in the first quarter of 2000 from 62.5% in the comparable period in 1999 from a combination of our various revenue mix and higher indirect overhead costs. Gross margin on our primary products, StatView systems and physician products, were approximately 60% and 41%, respectively offset slightly by higher margin revenues from training and warranty obligations and services performed under various marketing and distribution agreements.

  Research and development. Research and development expenses consist primarily of personnel and related costs, travel and contract engineering services. Research and development expenses increased $900,000 or 167.7% to $1.5 million for the three months ended March 31, 2000 compared to $600,000 for the comparable period in 1999. Research and development costs represented 39.8% of total revenues for the three months ended March 31, 2000 and 31.3% for the comparable period in 1999. The increase in research and development expenses as a percentage of total revenues reflects additional expenditures associated with the company's acquisition of Physix, Inc. to develop and enhance Data Critical's wireless-Internet physician products. We believe that research and development costs will continue to increase in absolute dollars as we expand our product offerings.

  Sales and marketing. Sales and marketing expenses consist primarily of personnel and related expenses, sales commissions, trade show and advertising expenses, telecommunications costs and consulting fees. Sales and marketing expenses increased $400,000 or 42.1% to $1.5 million for the three months ended March 31, 2000 compared to $1.1 million for the comparable period in 1999. This increase was primarily due to increased sales personnel and increased sales and marketing expenses, such as sales commissions, trade shows and public relations. Sales and marketing expenses represented 41.2% of total revenues in the first quarter of 2000 and 61.0% in the first quarter of 1999. The decrease in marketing and sales expenses as a percentage of total revenues reflects the rapid growth in our revenues. We believe that we will need to continue to increase our sales and marketing efforts to expand market penetration and increase acceptance of our products and services.

  General and administrative. General and administrative expenses consist primarily of personnel and related expenses, travel, communication and professional fees. General and administrative expenses increased $0.8 million or 110.9% to $1.5 million in the first quarter of 2000 compared to $700,000 in the first quarter of 1999. General and administrative expenses represented approximately 41.3% of total revenues in the first quarter of 2000 and 41.3% in the comparable period of 1999. This increase was primarily due to increases in salary and bonus for existing personnel and the addition of regulatory and office support staff to support the growth of our business. We believe that general and administrative expenses will continue to increase as we expand administrative staff and incur expenses associated with being a public company, including annual and other public reporting costs, director and officer liability insurance, investor relations programs and professional services fees.

  Operating expenses. Operating expenses increased $2.1 million or 92.8% to $4.5 million in the first quarter of 2000 compared to $2.4 million in the comparable period of 1999 primarily due to an increase in the number of employees performing sales and marketing, general and administrative, and research and development functions. Operating expenses as a percentage of revenue decreased to 122.3% in the three months ended March 31, 2000 from 133.7% in the comparable period of 1999.

  Other income (expense), net. Other income (expense), net, increased $300,000 to a net other income of $277,000 in the three month period ended March 31, 2000 from a net other income of $17,000 in the comparable period of 1999. The net figure is a combination of interest income and expense. During the current quarter we incurred a non-recurring $178,000 non-cash charge to interest expense in connection with the payoff of a credit facility while interest income for the period ended March 31, 2000 was $465,000 generated from proceeds of our initial public offering. We expect other income to increase substantially in 2000 as compared to 1999 primarily due to the increase in cash and cash equivalents and short-term investments. However, the amount of the increase will be affected by changes in interest rates and the rate at which we use the funds to support our growth.

Liquidity and Capital Resources

  As of March 31, 2000, we had $30.5 million of cash and cash equivalents down from $34.0 million at December 31, 1999. As of March 31, 2000 our principal commitments consisted of obligations outstanding under operating leases and commercial bank loans. Working capital decreased to $30.2 million at March 31, 2000 from $33.1 million at December 31, 1999.

  Net cash used in operating activities was $1.9 million in the three months ended March 31, 2000 and $1.3 million for the same comparable quarter in 1999. Net cash used in operating activities for each of these periods primarily consisted of net losses as well as changes in accounts receivable, prepaid expenses, inventories, accounts payable and other current liabilities, net deferred revenue and depreciation and amortization. We expect that accounts receivable and inventories will continue to increase to the extent our revenues continue to increase. Any such increases can be expected to reduce cash and cash equivalents.

  Net cash used in investing activities was $476,000 in the three months ended March 31, 2000 and $71,000 for the same comparable period in 1999. Net cash used in investing activities in the three months ended March 31, 2000 consisted of $200,000 for the issuance of a note receivable to Elixis Corporation and $264,000 for purchases of equipment and systems.

  Net cash used in financing activities was $1.1 million for the three months ended March 31, 2000, while net cash in the amount of $176,000 was provided during the same comparable period in 1999. Net cash provided by financing activities during the first quarter of 2000 consisted of proceeds from the net proceeds of $70,000 from the sale of our common stock, offset by $1.1 million in notes payable and line of credit repayments. Net cash provided by financing activities during the comparable period 1999 consisted primarily from line of credit proceeds in the amount of $200,000.

  From January 1, 1997 through March 31, 2000, we have invested a total of approximately $1.5 million in fixed assets, consisting primarily of computer equipment, related software and office furniture. We expect to spend an additional $400,000 over the next 12 months for additional fixed assets, principally leasehold improvements and furnishings for our new offices, computer systems, demonstration equipment and additional production test equipment. Approximately $100,000 of this amount will be invested in an integrated management information system, which comprises all sales, accounting, inventory and manufacturing control systems, the implementation of which began in April 1999 and is expected to conclude in the second quarter of 2000. We had no material commitments for capital expenditures at March 31, 2000.

  We have a working capital line of credit that allows us to borrow up to 60% to 75% of eligible accounts receivable to a maximum of $1.5 million. The line is collateralized by substantially all of our assets and incurs interest at the bank's prime rate plus 0.75%. This line of credit expires in April 2000 and requires us to comply with various financial covenants including tangible net worth, liquidity ratios and maximum quarterly operating losses. As of March 31, 1999, no borrowings were outstanding and $340,000 in letters of credit issued to provide collateral for our new facility lease was drawn under this line of credit. We are currently in discussion with a lender to extend this line of credit.

  We have a lease line of credit for up to $1.0 million, comprised of $800,000 to finance equipment and $200,000 to finance equipment, leasehold improvements and software. Advances made under the lease line are payable over 36 equal monthly installments. As of March 31, 2000, $142,000 was outstanding under this lease line. As part of this lease line, the lender received a warrant to purchase 12,500 shares of Series D preferred stock at an exercise price of $4.00 per share. This warrant expires on November 8, 2004, which is five years after our initial public offering.

  Although it is difficult for us to predict future liquidity requirements with certainty, we believe that the net proceeds from our initial public offering, together with our other existing liquidity sources and anticipated funds from operations, will satisfy our cash requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek additional funds through public or private equity or debt financings or from other sources. There can be no assurance that additional financing will be available to us or that, if available, the financing will be available on terms favorable to us and our stockholders.

Year 2000 Compliance

  In 1998 we began working to address the possible effects of the potential inability of computer programs to adequately process date information after December 31, 1999 (Year 2000). We conducted a review of our products, information technology and facilities computer systems to identify all software that could be affected by the Year 2000 issue and developed and executed plans to address it. These actions were completed in the fourth quarter of 1999. With the passing of January 1, 2000, we report that no significant Year 2000 problems arose. These costs were expensed as incurred. No further significant expenditures related to the Year 2000 issue are expected.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB

Statement No. 133. Statement No. 137 defers the effective date of Statement No. 133 for one year. Statement No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations.

  In March 2000, the Financial Accounting Standards Board (FASB) released FASB interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25", which provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non compensatory plan and the accounting consequences of various modifications of the terms of a previously fixed stock option or award. We believe that our practices are in conformity with this guidance, and therefore interpretation No. 44 will have no impact on the Company's financial statements.

Important Factors That May Affect Our Business, Results of Operations and Our Stock Price

  You should carefully consider the risks described below, together with all of the other information included in this quarterly report on Form 10-Q and the information incorporated by reference herein. If we do not effectively address the risks we face, our business will suffer and we may never achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  This quarterly report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of factors that are described below and elsewhere in this quarterly report on Form 10-Q.

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

  We have not achieved profitability and, although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability. We have incurred net losses of $8.6 million from inception through December 31, 1997, $5.8 million in 1998 and $6.8 in 1999. As of March 31, 2000, we had an accumulated deficit of $27.0 million. We expect to continue to incur net losses for at least the next nine to twelve months, although this timeframe could be longer. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to achieve and sustain profitability.

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

  During 1998 and 1999, substantially all of our revenue was derived from sales of our StatView system. Although we expect that our MobileView ECG Stat and AlarmView systems will account for an increasing portion of revenue in the future, it is likely that sales of our StatView system will continue to represent a substantial portion of our revenue for at least the next 18 months. Any factors that reduce the pricing of, demand for or market acceptance of our StatView system, including competition or technological change, could significantly reduce our revenue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to protect the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At March 31, 2000 we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as short-term investments, of $31.0 million.

  We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments and our investment policies and procedures, we believe that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to the Company.

                          PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds

  On November 8, 1999, our registration statement on Form S-1, file number 333-78059, became effective. The offering date was November 8, 1999. The offering has terminated as a result of all of the shares offered being sold. The managing underwriters were Donaldson, Lufkin & Jenrette, U.S. Bancorp Piper Jaffray, Warburg Dillon Read LLC and DLJdirect Inc. The offering consisted of 4,025,000 shares of our common stock, including 525,000 shares of common stock pursuant to the exercise of the underwriter's over-allotment option. The aggregate price of the shares offered and sold was $40.3 million. After accounting for approximately $2.8 million in underwriting discounts and commissions and $932,000 in other expenses, we received proceeds of $36.5 million. We generated interest income of approximately $465,000 for the three months ended March 31, 2000. The proceeds and generated interest income remain in temporary investments consisting of money market accounts available on a daily basis and short-term commercial paper.

  From the time of receipt through March 31, 2000, we have applied the proceeds of the IPO accordingly:

    Repayment of indebtedness: $2.0 million

    Working capital: $1.9 million

    Acquisitions: $1.5 million

  The foregoing amount represents our best estimates of our use of proceeds for the period indicated. We have not used any of the net offering proceeds for construction of a plant, building or facilities, or purchases of real estate. None of the net offering proceeds were paid, and none of the offerings' expenses were for payments, directly or indirectly to directors, officers or general partners of us or our associates, persons owning 10% or more of any class of our securities, or affiliates of us.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Exhibits

   Number                               Description
   ------                               -----------

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

 4.5(A)     Common Stock Purchase Warrant dated July 10, 1996 issued by Data
             Critical in favor of Nomadics, Inc.

 4.6(A)     Common Stock Purchase Warrant dated July 10, 1996 issued by Data
             Critical in favor of Colin Cumming.

 10.5(B)    Amendment to Employment Agreement dated February 24, 2000 between
             Data Critical and Michael E. Singer.
 10.16(B)** Second Amendment to Distribution and License Agreement dated
             January 19, 2000 between Data Critical and GE Marquette Medical
             Systems, Inc.
 27.1       Financial Data Schedule

--------
** Registrant has sought confidential treatment pursuant to Rule 406 for portions of the referenced exhibit.

  (A) Incorporated herein by reference to the Company's Form S-1, as amended (File No. 333-78059) filed with the Commission on May 7, 1999.

  (B) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  (b) Reports on Form 8-K.

  On March 1, 2000 we filed a report on Form 8-K/A pertaining to our acquisition of substantially all the business, assets and rights of Physix, Inc.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                                          DATA CRITICAL CORPORATION
                                          (Registrant)

Date: May 15, 2000

                                                 /s/ Michael E. Singer
                                          By: _________________________________
                                                     Michael E. Singer
                                                  Vice President and Chief
                                                     Financial Officer
                                             (Authorized Officer and Principal
                                                     Financial Officer)

                                 EXHIBIT INDEX


   Number                               Description
   ------                               -----------

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

 4.5(A)     Common Stock Purchase Warrant dated July 10, 1996 issued by Data
             Critical in favor of Nomadics, Inc.

 4.6(A)     Common Stock Purchase Warrant dated July 10, 1996 issued by Data
             Critical in favor of Colin Cumming.

 10.5(B)    Amendment to Employment Agreement dated February 24, 2000 between
             Data Critical and Michael E. Singer.

 10.16(B)** Second Amendment to Distribution and License Agreement dated
             January 19, 2000 between Data Critical and GE Marquette Medical
             Systems, Inc.

 27.1       Financial Data Schedule

--------
** Registrant has sought confidential treatment pursuant to Rule 406 for portions of the referenced exhibit.

  (A) Incorporated herein by reference to the Company's Form S-1, as amended (File No. 333-78059) filed with the Commission on May 7, 1999.

  (B) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.