Form 10-Q
period 2000-06-30
DATA CRITICAL CORP
filed 2000-08-15
CIK 941775

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 12,361,661 shares of common stock, $.001 par value, at August 11, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           DATA CRITICAL CORPORATION
                                     INDEX

                                                                           Page
                                                                           ----
                          PART I. FINANCIAL INFORMATION

 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS..............................     3

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.........................................    10

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    28

                            PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS..............................................    29

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................    29

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    30

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           DATA CRITICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                       December 31,  June 30,
                                                           1999        2000
                                                       ------------ -----------
                                                                    (Unaudited)
                        ASSETS
                        ------
Current Assets:
  Cash and cash equivalents...........................   $ 33,976    $ 35,926
  Accounts receivable, net of allowance of $149 and
   $273, respectively.................................      2,223       3,857
  Inventories, net....................................        863       1,214
  Prepaid expenses and other..........................        377         371
                                                         --------    --------
    Total current assets..............................     37,439      41,368
Note receivable from officer..........................         45          45
Investment in and advances to unconsolidated
 affiliate............................................        215         218
Property, equipment and software, net.................      1,492       2,365
Other assets, net.....................................      1,860       3,382
                                                         --------    --------
    Total assets......................................   $ 41,051    $ 47,378
                                                         ========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
  Current portion of notes payable and capital
   leases.............................................        268         142
  Accounts payable....................................      1,224       1,844
  Deferred revenues...................................      1,304       1,467
  Other current liabilities...........................      1,521       2,607
                                                         --------    --------
    Total current liabilities.........................      4,317       6,060
Notes payable and capital leases, net of current
 portion..............................................      1,169         197
                                                         --------    --------
    Total liabilities.................................      5,486       6,257
                                                         --------    --------
Commitments and contingencies
Stockholders' Equity
  Undesignated preferred stock, $0.01 par value;
   3,000,000 authorized, 0 issued and outstanding,
   respectively.......................................        --          --
  Common stock and additional paid-in capital, $.001
   per value, 25,000,000 shares authorized; 10,564,789
   and 12,138,440 shares issued and outstanding,
   respectively.......................................     61,912      74,517
  Deferred compensation...............................     (1,327)     (1,259)
  Accumulated deficit.................................    (25,020)    (32,137)
                                                         --------    --------
    Total stockholders' equity........................     35,565      41,121
                                                         --------    --------
    Total liabilities, and stockholders' equity.......   $ 41,051    $ 47,378
                                                         ========    ========

      The accompanying notes are an integral part of these balance sheets.

                           DATA CRITICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                               For the Six
                                     For the Three Months        Months
                                        Ended June 30,       Ended June 30,
                                     ----------------------  ----------------
                                        1999        2000      1999     2000
                                     ----------  ----------  -------  -------
Revenue............................. $    1,827  $    4,616  $ 3,585  $ 8,321
Cost of revenue.....................        757       1,723    1,417    3,195
                                     ----------  ----------  -------  -------
  Gross margin......................      1,070       2,893    2,168    5,126
                                     ----------  ----------  -------  -------
Operating expenses:
  Acquired in-process research and
   development......................        --        2,800      --     2,800
  Research and development..........        527       1,724    1,078    3,199
  Sales and marketing...............        924       2,140    1,997    3,665
  General and administrative........        894       1,829    1,620    3,360
                                     ----------  ----------  -------  -------
    Total operating expenses........      2,345       8,493    4,695   13,024
                                     ----------  ----------  -------  -------
    Loss from operations............     (1,275)     (5,600)  (2,527)  (7,897)
Interest income (expense), net......         11         505        6      781
                                     ----------  ----------  -------  -------
Net loss............................     (1,286)     (5,095)  (2,521)  (7,116)
                                     ==========  ==========  =======  =======
Preferred stock dividends and
 accretion of mandatory redemption
 obligations........................        354         --       708      --
                                     ----------  ----------  -------  -------
Net loss attributable to common
 stock.............................. $   (1,640) $   (5,095) $(3,229) $(7,116)
                                     ==========  ==========  =======  =======
Basic and diluted loss per common
 share.............................. $    (1.15) $    (0.45) $ (2.30) $ (0.65)
                                     ==========  ==========  =======  =======
Weighted average shares used to
 calculate basic and diluted loss
 per common share...................      1,404      11,228    1,403   10,906
                                     ==========  ==========  =======  =======




        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                  (Unaudited)

                           Common Stock and
                          Additional Paid-in
                               Capital
                          ------------------   Deferred   Accumulated Stockholders'
                            Shares   Amount  Compensation   Deficit      Equity
                          ---------- ------- ------------ ----------- -------------
Balance, December 31,
 1999...................  10,564,789 $61,912   $(1,327)    $(25,020)     $35,565
  Common stock options
   and warrants
   exercised............     132,890      77       --           --            77
  Common stock issued
   and stock purchase
   option, net..........   1,270,770   9,907       --           --         9,907
  Common stock issued
   for acquisition of
   Elixis Corporation...     209,991   2,441       --           --         2,441
  Deferred stock
   compensation.........         --      180      (180)         --           --
  Amortization of
   deferred stock
   compensation.........         --      --        248          --           248
  Net loss..............         --      --        --        (7,116)      (7,116)
                          ---------- -------   -------     --------      -------
Balance, June 30, 2000..  12,138,440 $74,517   $(1,259)    $(32,136)     $41,122
                          ========== =======   =======     ========      =======




        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                For the Six
                                                                  Months
                                                              Ended June 30,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------
Cash Flows From Operating Activities:
  Net loss................................................... $(2,521) $(7,117)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization............................     151      721
    Amortization of deferred stock compensation..............     --       248
    Acquired in-process research and development.............     --     2,800
    Issuance of warrants for consulting services.............       1      --
    Non cash interest charge.................................     --       186
    Changes in assets and liabilities:
      Accounts receivable....................................    (747)  (1,507)
      Inventories............................................     (96)    (348)
      Prepaid expenses and other current assets..............    (240)      95
      Accounts payable and other current liabilities.........     597      549
      Deferred revenues......................................     361     (291)
                                                              -------  -------
        Net cash used in operating activities................  (2,494)  (4,664)
                                                              -------  -------
Cash Flows From Investing Activities:
  Loan to Elixis Corporation.................................     --      (200)
  Cash paid in the acquisition of Elixis Corporation, net of
   cash acquired.............................................     --       (85)
  Purchases of property and equipment........................    (249)    (812)
  Other assets...............................................      (5)     (15)
                                                              -------  -------
        Net cash used in investing activities................    (254)  (1,112)
                                                              -------  -------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock and stock purchase
   option, net...............................................     --     9,984
  Proceeds from issuance of mandatorily redeemable preferred
   stock, net................................................   6,975      --
  Proceeds from lines of credit..............................     179      --
  Proceeds from convertible notes............................     539      --
  Payment on lines of credit.................................     --       (45)
  Payment on notes payable and capital leases................     (24)  (2,213)
                                                              -------  -------
        Net cash provided by financing activities............   7,669    7,726
                                                              -------  -------
Net increase in cash and cash equivalents....................   4,921    1,950
Cash and cash equivalents at beginning of period.............     865   33,976
                                                              -------  -------
Cash and cash equivalents at end of period................... $ 5,786  $35,926
                                                              =======  =======
Supplemental disclosure of non-cash investing and financing
 activity
  Cash paid for interest..................................... $    23  $    47
  Common stock issued to acquire Elixis Corporation .........     --   $ 2,441

        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The Company and Basis of Presentation

   Data Critical Corporation (the Company) designs, manufactures, markets and supports open personal information communications systems that provide individuals with mobile interactive access to highly complex and life-critical data. The Company's market focus is the healthcare industry, including hospital, clinical, physician extended care and home care markets. The Company's systems combine wireless technology and proprietary software to allow access to patient vital signs and other diagnostic data from remote locations, both inside and outside the hospital environment, either through an interactive access device, a personal computer server or the Internet. To date, the Company has directed a significant portion of its efforts to research and development, development of markets for its products, application for patents, raising capital and planning. The Company performed selected contract development services during this period as well as commenced sales of related products during 1995. During 1997, the Company focused on addressing its technology to specific medical applications. The resulting products are regulated by the U.S. Food and Drug Administration, or FDA and therefore require pre-market approval from the FDA prior to making sales. The first of these approvals was granted in November 1997.

   The accompanying unaudited consolidated financial statements of Data Critical Corporation and its subsidiary, have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission, ("SEC"). In the opinion of the Company's management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Form 10-K filed with the SEC on March 30, 2000.

2. Summary of Significant Accounting Principles

   The financial statements consolidate the accounts of Data Critical Corporation and its wholly owned subsidiary datacritical.com, inc. All intercompany transactions have been eliminated.

 Revenue Recognition

   The Company's revenue recognition policies are in conformity with Statement of Position 97-2 "Software Revenue Recognition" as amended, of the American Institute of Certified Public Accountants. License revenue is earned when delivery has occurred, the fee is fixed and determinable, evidence of an arrangement exists, collection of the receivable is probable and no significant post-delivery obligations remain. For sales to end users, revenue is recognized upon installation. For sales to original equipment manufacturer ("OEM's"), revenue is recognized upon delivery. Maintenance and support revenue is recognized over the term of the agreement.

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

                                                           December 31, June 30,
                                                               1999       2000
                                                           ------------ --------
                                                              (In thousands)
   Purchased components...................................     $842      $1,160
   Finished goods.........................................       21          54
                                                               ----      ------
                                                               $863      $1,214
                                                               ====      ======

3. Net Loss Per Share

   In accordance with Statement of Financial Accounting Standards No. 128, "Computation of Earnings Per Share," basic loss per share is computed by dividing net loss attributable to common stock (net loss less preferred stock redemption obligation accretion and dividend requirements) by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares of common stock issuable upon the conversion of the mandatorily redeemable preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per share are equivalent. The Company has not made any issuances or grants for nominal consideration as defined under SEC Staff Accounting Bulletin 98.

                           DATA CRITICAL CORPORATION

4. Acquisitions

   On April 3, 2000, the Company acquired Elixis Corporation ("Elixis"), by statutory merger into datacritical.com inc., a wholly-owned subsidiary of the Company. Under the terms of the agreement the Company issued approximately 210,000 shares common stock. The Company also paid an aggregate of approximately $110,000 to Elixis' option holders in exchange for cancellation of all outstanding Elixis options and assumed other Elixis liabilities amounting to approximately $1,327,000.

   The acquisition was accounted for as a purchase and, accordingly, the financial statements reflect valuation of all assets, including identifiable intangibles at their estimated fair market values. Elixis's results of operations from the date of acquisition are included in the accompanying statement of operations.

                                                                  Purchase Price
                                                                    Allocation
                                                                  --------------
   Tangible assets...............................................     $  144
   Product technology............................................      1,100
   Assembled workforce...........................................        200
   In-process research & development.............................      2,800
   Goodwill......................................................        788
                                                                      ------
   Total consideration...........................................     $5,032
                                                                      ======

   The following unaudited pro forma information has been prepared assuming Elixis had been acquired as of January 1, 1999. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of January 1, 1999. In addition, the pro forma information is not intended to be a projection of future results.

                                                                     Year Ended
                        Pro forma information                       December 31,
                        ---------------------                           1999
               (In thousands, except per share amounts)             ------------
   Revenue.........................................................    $9,773
   Net loss........................................................    $8,475
   Loss per common share basic and diluted.........................    $(2.85)

5. Capital Stock

   On June 5, 2000, the Company completed the sale of 1,230,770 shares of its Common Stock to Aether Systems, Inc. pursuant to a Common Stock Purchase Agreement dated June 2, 2000. In addition, Data Critical granted Aether a nine-month option to purchase shares of its Common Stock worth $10 million at a purchase price of $15.00 per share (if the Option is exercised within 135 days of June 5, 2000) or $20.00 per share (if the Option is exercised more than 135 days after June 5, 2000). The Company raised $10 million in the sale of the Shares, and intends to use the proceeds of the sale for general corporate purposes, including, without limitation, for marketing expenses, appliance provisioning, software development and business development.

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

Technology from the Elixis Acquisition

   On April 3, 2000, pursuant to an agreement and plan of merger dated March 13, 2000, we acquired Elixis Corporation. As a result of the acquisition, we issued 209,991 shares of our common stock in exchange for all of the issued and outstanding capital stock of Elixis. This transaction was accounted for as a purchase transaction including the acquisition of the Elixis technology and the hiring of approximately 23 employees. In the second quarter of 2000, we wrote off approximately $2.8 million of in-process research and development in connection with the Elixis acquisition.

   In connection with the acquisition, we conducted a valuation of the assets acquired from Elixis, including core technology, assembled workforce and in-process research and development, utilizing the following major assumptions: the revenue and margin contribution of each technology (in-process and future yet-to-be defined); the percentage of carryover of technology from products under development and products scheduled for development in the future; the expected life of the technology; anticipated module development and module introduction schedules; revenue forecasts, including expected aggregate growth rates for the business as a whole and expected growth rates for the internet content provider industry; forecasted operating expenses, including selling, general and administrative expenses, as a percentage of revenues; and a rate of return of 50% utilized to discount to present value the cash flows associated with the in-process technologies.

   As of the date of acquisition, we estimated that the WebCoder, renamed WebChart, and other acquired technologies were 65%, completed. The percentage completed pre-acquisition for this technology was based primarily on the evaluation of three major factors: time-based data, cost-based data, and complexity-based data.

   As a part of the valuation discussed above management estimates and assumptions were made. While we believe that the assumptions were made in good faith and were reasonable when made, such estimates and assumptions remain largely untested, as the technology is not yet in service and the other products have been in service for only a limited period of time. Accordingly, our estimates and assumptions may prove to be inaccurate, and we may not realize the revenues, gross profit, growth rates, expense levels or other variables set forth in such estimates and assumptions. See "Factors Affecting Data Critical's Operating Results, Business Prospects and Market Price of Stock--Acquisitions Involve Risks."

   In April 2000, shortly after completion of the Elixis acquisition, we estimated the cost to complete initial development and integration of this technology to be approximately $433,000. The magnitude of development efforts needed to complete these initial developments is periodically reviewed by us. See "Factors Affecting Data Critical's Operating Results, Business Prospects and Market Price of Stock--Rapid Technological Change Affects Our Business."

   Significant technology development efforts are necessary before any one of these products can successfully be completed and integrated into our wireless communication products. The WebChart technology must be developed in a manner compatible with the changing protocols and standards that are emerging in the wireless-internet industry, and will be greatly influenced by emerging trends, protocols and standards.

   The direct impact of the WebChart technology on current and future results of operations, liquidity and capital resources is not known. While we are positioning ourselves for, and are expending considerable resources in anticipation of, internet/wireless EMR transaction revenues, we may not be able to timely or successfully develop the WebChart, which could harm our business.

   We anticipated receiving a number of synergies as a result of the Elixis acquisition, including gaining knowledgeable staff and acquiring products and services at least partially developed, which together may reduce time-to-market for subsequent wireless-internet product development and implementation. We anticipate that any successful wireless-internet products or services will, when generating material revenues, yield economies of scale in company-wide selling, general and administrative expenses. However, there can be no assurance that we will realize any of such benefits. See "Factors Affecting Data Critical's Operating Results, Business Prospects and Market Price of Stock--Potential Acquisitions."

Results of Operations

   The following table sets forth for the periods indicated the percentage of revenue of certain line items included in Data Critical's statement of operations data:

                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                  ---------------------   -------------------
                                    1999        2000        1999       2000
                                  ---------   ---------   --------   --------
   Revenue......................      100.0%      100.0%     100.0%     100.0%
   Cost of revenue..............       41.4%       37.3%      39.5%      38.4%
                                  ---------   ---------   --------   --------
     Gross margin...............       58.6%       62.7%      60.5%      61.6%
                                  ---------   ---------   --------   --------
   Operating expenses:
     Acquired in-process
      research and development..                   60.7%                 33.7%
     Research and development...       28.8%       37.4%      30.1%      38.4%
     Sales and marketing........       50.6%       46.4%      55.7%      44.0%
     General and
      administrative............       48.9%       39.6%      45.2%      40.4%
                                  ---------   ---------   --------   --------
       Total operating
        expenses................      128.4%      123.3%     131.0%     122.9%
                                  ---------   ---------   --------   --------
       Loss from operations.....      (69.8%)     (60.7%)    (70.5%)    (61.3%)
   Interest income..............       (0.6%)      10.9%       0.2%       9.4%
                                  ---------   ---------   --------   --------
       Net loss.................      (70.4%)     (49.7%)    (70.3%)    (51.9%)
                                  ---------   ---------   --------   --------

   Revenue. Revenue increased $2.8 million or 152.6% to $4.6 million for the three months ended June 30, 2000 compared to $1.8 million for the comparable period in 1999. Revenue increased $4.7 million or 132.1% to $8.3 million for the six months ended June 30, 2000 compared to $3.6 million for the comparable period in 1999. Of the $4.7 million increase $4.1 million was from direct and OEM sales of our primary product StatView systems. For the six months ended June 30, 2000 compared to the same period of 1999 our average StatView system selling price increased 12% while associated unit sales increased 63%. The remaining $0.6 million of increased revenue is comprised of $0.4 million from the sale of physician products and services and approximately $0.2 million from training and warranty obligations and services performed under various marketing and distribution agreements.

   Gross margin. Gross margin consists of revenue less cost of revenue. Cost of revenue associated with our systems consists of purchased components, cost of contract manufacturing, labor for assembly, quality control, customer service, installation, and indirect overhead. Gross margin increased $1.8 million or 170.3%, for the three months ended June 30, 2000 compared to $1.1 million from the comparable period in 1999. Gross margin increased $2.9 million to $5.1 million or 136.4% for the six months ended June 30, 2000 compared to $2.2 million from the comparable period in 1999. Gross margin as a percentage of revenue increased to 62.7% in the second quarter of 2000 from 58.6% in the comparable period in 1999 from a combination of our various revenue mix and higher indirect overhead costs. Gross margin on our primary products, hospital products, were approximately 64% offset slightly by lower margins for our physician products and higher margin revenues from training and warranty obligations and services performed under various marketing and distribution agreements.

   Research and development. Research and development expenses consist primarily of personnel and related costs, travel and contract engineering services. Research and development expenses increased $1.2 million or 227.1% to $1.7 million for the three months ended June 30, 2000 compared to $0.5 million for the comparable period in 1999. Research and development expenses increased $2.1 million or 196.8% to $3.2 million for the six months ended June 30, 2000 compared to $1.1 million for the comparable period in 1999. Research and development costs represented 37.4% of total revenues for the three months ended June 30, 2000 and 28.8% for the comparable period in 1999. The increase in research and development expenses as a percentage of total revenues reflects additional expenditures associated with the company's acquisition of Physix, Inc. in December 1999 and Elixis Corporation in April 2000, to develop and enhance Data Critical's wireless-Internet physician products. We believe that research and development costs will continue to increase in absolute dollars as we expand our product offerings.

   Sales and marketing. Sales and marketing expenses consist primarily of personnel and related expenses, sales commissions, trade show and advertising expenses, telecommunications costs and consulting fees. Sales and marketing expenses increased $1.2 million or 131.6% to $2.1 million for the three months ended June 30, 2000 compared to $0.9 million for the comparable period in 1999. Sales and marketing expenses increased $1.7 million or 83.5% to $3.7 million for the six months ended June 30, 2000 compared to $2.0 million for the comparable period in 1999. This increase was primarily due to increased sales personnel and increased sales and marketing expenses, such as sales commissions, trade shows and public relations. Sales and marketing expenses represented 46.4% of total revenues in the second quarter of 2000 and 50.6% in the second quarter of 1999. The decrease in marketing and sales expenses as a percentage of total revenues reflects the rapid growth in our revenues. We believe that we will need to continue to increase our sales and marketing efforts to expand market penetration and increase acceptance of our products and services.

   General and administrative. General and administrative expenses consist primarily of personnel and related expenses, travel, communication and professional fees. General and administrative expenses increased $0.9 million or 104.5% to $1.8 million the three months ended June 30, 2000 compared to $0.9 million for the comparable period in 1999. General and administrative expenses increased $1.8 million or 107.3% to $3.4 million for the six months ended June 30, 2000 compared to $1.6 million for the comparable period in 1999. General and administrative expenses represented approximately 39.6% of total revenues in the second quarter of 2000 and 48.9% in the comparable period of 1999. This increase was primarily due to increases in salary and bonus for existing personnel and the addition of regulatory and office support staff to support the growth of our business. We believe that general and administrative expenses will continue to increase as we expand administrative staff and incur expenses associated with being a public company, including annual and other public reporting costs, director and officer liability insurance, investor relations programs and professional services fees.

   Operating expenses. Operating expenses increased $2.1 million or 92.8% to $4.5 million in the second quarter of 2000 compared to $2.4 million in the comparable period of 1999 primarily due to an increase in the number of employees performing sales and marketing, general and administrative, and research and development functions. Operating expenses as a percentage of revenue decreased to 122.3% in the three months ended June 30, 2000 from 133.7% in the comparable period of 1999.

   Other income (expense), net. Other income (expense), net, increased $516,000 to a net other income of $505,000 in the three month period ended June 30, 2000 from a net other expense of $11,000 in the comparable period of 1999. The net figure is a combination of interest income and expense. The increase is primarily due to interest income generated from proceeds of our initial public offering in November of 1999 and proceeds from an issuance of common stock of approximately $10 million in June 2000. We expect other income to increase substantially in 2000 as compared to 1999 primarily due to the increase in cash and cash equivalents and short-term investments. However, the amount of the increase will be affected by changes in interest rates and the rate at which we use the funds to support our growth.

Liquidity and Capital Resources

   As of June 30, 2000, we had $35.9 million of cash and cash equivalents up from $34.0 million at December 31, 1999. As of June 30, 2000 our principal commitments consisted of obligations outstanding under capital and operating leases. Working capital increased to $35.3 million at June 30, 2000 from $33.1 million at December 31, 1999.

   Net cash used in operating activities was $4.7 million in the six months ended June 30, 2000 and $2.5 million for the same comparable quarter in 1999. Net cash used in operating activities for each of these periods primarily consisted of net losses as well as changes in accounts receivable, prepaid expenses, inventories, accounts payable and other current liabilities, net deferred revenue, depreciation and amortization and other non-cash adjustments. We expect that accounts receivable and inventories will continue to increase to the extent our revenues continue to increase. Any such increases can be expected to reduce cash and cash equivalents.

   Net cash used in investing activities was $1.1 million in the six months ended June 30, 2000 and $254,000 for the same comparable period in 1999. Net cash used in investing activities in the six months ended June 30, 2000 consisted of $200,000 for the issuance of a note receivable to Elixis Corporation, $85,000 in net cash paid for and acquired in connection with the acquisition of Elixis Corporation and $814,000 for purchases of equipment and systems.

   Net cash provided by financing activities was $7.7 million for the six months ended June 30, 2000, while net cash in the amount of $7.7 million was provided during the same comparable period in 1999. Net cash provided by financing activities during the first six months of 2000 consisted of net proceeds in the amount of $10 million from the issuance of our common stock as the result of common stock option and warrant exercises and the sale of 1.2 million shares, offset by $2.3 million in notes payable and line of credit repayments. Net cash provided by financing activities during the comparable period 1999 consisted of net proceeds from the sale of preferred stock in the amount of $7.0 million, $179,000 from lines of credit, $539,000 the issuance of convertible notes offset by payments on notes payable and capital leases in the amount of $24,000.

   From January 1, 1997 through June 30, 2000, we have invested a total of approximately $2.8 million in fixed assets, consisting primarily of manufacturing equipment, research and development equipment, computer equipment, related software, office furniture and leasehold improvements. We expect to spend an additional $500,000 over the next 12 months for additional fixed assets, principally a data center for hosting the physician applications, additional production test equipment and a product content management system.

   We have a working capital line of credit that allows us to borrow up to 60% to 75% of eligible accounts receivable to a maximum of $1.5 million. The line is collateralized by substantially all of our assets and incurs interest at the bank's prime rate plus 0.75%. As of June 30, 2000, no borrowings were outstanding and $340,000 in standby letters of credit issued to provide collateral for our Bothell facility lease was drawn under this line of credit.

   We have a lease line of credit for up to $1.0 million, comprised of $800,000 to finance equipment and $200,000 to finance equipment, leasehold improvements and software. Advances made under the lease line are payable over 36 equal monthly installments with an effective interest rate of 7.6%. As of June 30, 2000, $305,000 was outstanding under this lease line. As part of this lease line, the lender received a warrant to purchase 12,500 shares of Series D preferred stock at an exercise price of $4.00 per share. This warrant expires on November 8, 2004, which is five years after our initial public offering.

   Although it is difficult for us to predict future liquidity requirements with certainty, we believe that the net proceeds from our initial public offering, together with the investment from Aether Systems and our other existing liquidity sources and anticipated funds from operations, will satisfy our cash requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek additional funds through public or private equity or debt financings or from other sources. There can be no assurance that additional financing will be available to us or that, if available, the financing will be available on terms favorable to us and our stockholders.

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

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. Statement No. 137 defers the effective date of Statement No. 133 for one year. Statement No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because we currently hold no derivative financial instruments nor currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations.

   In December 1999, SEC Staff Accounting Bulletin: No. 101--Revenue Recognition in Financial Statements (SAB 101) was issued. This pronouncement summarizes certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by the Company for the year ended December 31, 2000. The Company is currently reviewing the requirements of SAB 101.

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

   In March 2000, the EITF reached a consensus on EITF Issue 00-3. This consensus indicates that a software element covered by AICPA Statement of Position ("SOP 97-2") is only present in a software hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Therefore, SOP 97-2 only applies to hosting arrangements in which the customer has such an option. Arrangements that do not give the customer such an option are service contracts and are outside the scope of SOP 97-2. The Task Force observed that hosting arrangements that are service arrangements may include multiple elements that affect how revenue should be attributed. The Company recognizes revenue related to software hosting as service is provided, therefore this consensus is not expected to have any material effect on the Company's results of operations or its financial position.

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

If our potential customers in the healthcare industry are not willing to adopt our products and services, our growth and revenue will be limited.

   Our business model depends on our ability both to sell our products and services to hospitals, physicians and other healthcare providers and to generate usage by a large number of these customers. Healthcare industry participants may not accept the transmission of critical data through networked medical monitoring equipment and the internet as readily as we anticipate. We believe that the complex nature of time-critical data transmission has and may continue to hinder the development and acceptance of communications solutions similar to ours by the healthcare industry. Conversion from traditional methods of communication may not occur as rapidly as we expect. Even if acceptance or conversion does occur, healthcare industry participants may use alternative products and services offered by others.

   We believe that we must gain significant market share in the healthcare industry with our products and services before competitors introduce alternative products or systems with features and benefits similar to ours. Our business model is based on our belief that the value and market appeal of our solution will grow as the number of participants and scope of data transmitted increase. We may not achieve the critical mass of users that is necessary to become successful. Any significant shortfall in the number of users of our systems would reduce our growth and revenue.

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

   We have not achieved profitability and, although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability. We have incurred net losses of $8.6 million from inception through December 31, 1997, $5.8 million in 1998, $6.8 million in 1999 and $7.1 million through June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $27.0 million. We expect to continue to incur net losses for at least the next nine to twelve months, although this timeframe could be longer. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to achieve and sustain profitability.

Our success is highly dependent on sales, marketing and development alliances with a small number of strategic partners; if these strategic partners terminate their relationships with us, our competitive position and revenue would suffer.

   We depend on our alliances with strategic partners to generate increased acceptance of our systems. To date, we have established only a limited number of strategic alliances, and these alliances are in the early stages of development. We currently maintain co-marketing partnerships with Agilent Technologies, Inc., (formerly a division of Hewlett-Packard Company), Protocol Systems, Inc., Siemens Medical Systems, Inc., Medical Data Electronics, Inc., Zymed, Inc. and Datascope Corp., whose larger sales forces sell our systems on a commission basis. In addition, we have original equipment manufacturing and distribution partnerships with GE Marquette Medical Systems, Inc. and Nellcor Puritan Bennett, a subsidiary of Mallinckrodt Inc. A substantial portion of our revenue during 1998, 1999 and the first 6 months of 2000 was derived from the sale of systems marketed or distributed through Agilent Technologies, Inc. and GE Marquette Medical Systems, Inc. Either of these companies may decide to discontinue their distribution, marketing or original equipment manufacturing relationships with us, including as a result of proposed corporate reorganizations. Our agreements with these companies may be cancelled on short-term notice. If either company limits or discontinues marketing or selling our systems, our revenue would fall short of our expectations.

   If any of these strategic alliances are terminated or if we fail to establish additional alliances, we may not be able to execute our business model and the growth of our business could possibly be hurt significantly. We may not experience increased use of our systems even if we establish and maintain these strategic alliances.

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

Our quarterly financial results are likely to fluctuate and are not a good indication of our future performance because our revenue is heavily dependent on the timing of customer installations of our systems and our sales mix by distribution channel.

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

   We believe that quarter-to-quarter comparisons of our financial results are not a good indication of our future performance. It is likely that in future quarters our revenue and earnings may be below the expectations of securities analysts and investors and, as a result, the price of our common stock may fall. Our revenue and earnings have varied in the past, and we expect that they will continue to vary significantly from quarter to quarter.

We are dependent on sales of StatView for a large portion of our revenue; failure to maintain and continue to grow sales of StatView systems would likely reduce our revenue.

   During 1998, 1999 and the first six months of 2000 substantially all of our revenue was derived from sales of our StatView system. Although we expect that our MobileView ECG Stat and AlarmView systems will account for an increasing portion of revenue in the future, it is likely that sales of our StatView system will continue to represent a substantial portion of our revenue for at least the next 18 months. Any factors that reduce the pricing of, demand for or market acceptance of our StatView system, including competition or technological change, could significantly reduce our revenue.

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

   We have recently acquired the businesses of Physix and Elixis and may make additional acquisitions in the future, although there can be no assurance that suitable companies, products or technologies will be available for acquisition. Acquisitions entail numerous risks, including assimilation of the operations and products, retention of key employees, diversion of our management's attention, and uncertainties in our ability to maintain key business relationships the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future expense. Recently the Financial Accounting Standards Board ("FASB") issued an exposure draft which in 2001 would eliminate pooling of interests accounting for acquisitions and to eliminate the immediate write-off of acquired in-process research and development. The effect of these changes would be to increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. Any of these events could have a material adverse effect upon our business, operating results and financial condition.

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

   Our success will depend significantly on the continued contributions of our senior management team, many of whom would be difficult to replace. In particular, we believe that our future success depends on Dr. David Albert, Chief Scientist and Chairman of the Board; Jeffrey Brown, President and Chief Executive Officer and Michael Singer, Chief Financial Officer. We maintain key person life insurance on the life of Jeffrey Brown in the amount of $1.0 million.

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

   The United States or foreign nations may adopt legislation aimed at protecting internet users' privacy. This legislation could increase our cost of doing business and negatively affect our financial results. For example, the Federal Trade Commission started enforcing requirements under the Children's Online Privacy Protection Act in April 2000. The act applies to the online collection of personal information from children under 13, and imposes significant compliance burdens and potential penalties on operators of web sites that collect covered information. Moreover, it may take years to determine the extent to which existing laws governing issues like property ownership, libel, negligence and personal privacy are applicable to the internet. Currently, U.S. privacy law consists of disparate state and federal statutes regulating specific industries that collect personal data. Most of them predate and therefore do not specifically address online activities. However, European nations are now implementing a European Union Data Privacy Directive regulating the transmission and storage of personal information and data. In addition, a number of comprehensive legislative and regulatory privacy proposals are now under consideration by federal, state and local governments in the United States. In some cases, such as the European Directive, these comprehensive privacy proposals include special rules that provide added protections for sensitive information, including information about health and medical conditions.

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

  . permit the FDA to inspect our facilities and records; and

  . make periodic reports to the FDA.

Political, economic and regulatory changes and consolidation in the healthcare industry could force us to make costly modifications as to how we price and sell our systems.

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

   We expect that the proceeds generated from our initial public offering and subsequent equity issuances combined with our current cash resources and credit facilities, will be sufficient to meet our capital requirements for at least the next 12 months. However, we may need to raise additional capital at an earlier time to support expansion, develop new or enhanced systems, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of other unanticipated opportunities. In addition, we have from time to time failed to comply with covenants required by our working capital line of credit and subordinated debt facility agreements. Both of our lenders have granted us waivers for this noncompliance, but if we are unable to comply with these covenants in the future, and if our lenders do not waive our noncompliance, we may need to raise additional capital sooner than anticipated through the sale of debt or equity securities or by entering into strategic alliances or other arrangements. If we are unable to raise additional capital on reasonable terms and in a timely fashion, our financial position will decline. Furthermore, any additional issuance of equity securities will dilute your investment.

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

State laws, our certificate of incorporation and our shareholder rights plan may inhibit potential acquisition bids that could be beneficial for stockholders.

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

   In accordance with the above-described provisions, our board of directors adopted a shareholder rights plan on June 14, 2000 pursuant to which each holder of our common stock received a dividend of one right per share of common stock held by such holder for the purchase of 1/1000th of a share of our Series A Participating Preferred Stock for a price of $75.00 (as adjusted for stock adjustments, the "Exercise Price"). The rights will become exercisable on the earliest of (i) 10 days after a public announcement that a person has acquired 20% or more of the outstanding shares of our common stock or (ii) the close of business 10 days after the commencement of a, or public announcement of a, tender offer for our common stock which would result in a person owning 20% or more of our common stock. Upon any person so acquiring 20% or more of our common stock (other than in a transaction approved by the board of directors), the rights would further entitle the holders (other than the acquiring holder) to acquire (by paying the then current Exercise Price) shares of our common stock having a market value equal to twice the then current Exercise Price. If after the rights become exercisable, we are subsequently acquired by another company or person, the rights entitle the holder to acquire shares of the common stock of the acquiring entity (by payment of the Exercise Price) again having a market value of twice then current Exercise Price. At any time prior to their becoming exercisable, the rights may be redeemed the board of directors. The rights plan has been filed as an exhibit to our Registration Statement dated July 12, 2000 and should be referred to for the complete terms and conditions of the plan and the rights.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to protect the safety and preserve the value of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At June 30, 2000 we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as short-term investments, of $31.0 million. We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments and our investment policies and procedures, we believe that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   From time to time, we may be involved in litigation that arises in the normal course of our business operations. As of the date of this filing, we are not party to any litigation that we believe could adversely affect our business relationship and our financial results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Pursuant to the Rights Plan dated June 15, 2000 between the Company and ChaseMellon Shareholder Services, L.L.C., on July 21, 2000 the Company issued a dividend to its common stockholders of approximately [12,239,433] rights (one right for each outstanding share of common stock) to purchase 1/1000 of a share of the Company's Series A Participating Preferred Stock at a price of $75.00 (subject to adjustment) for each 1/1000 of such share.

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

   On June 5, 2000, the Company completed the sale of 1,230,770 shares of its Common Stock to Aether Systems, Inc. pursuant to a Common Stock Purchase Agreement dated June 2, 2000. In addition, Data Critical granted Aether a nine-month option to purchase shares of its Common Stock worth $10 million at a purchase price of $15.00 per share (if the Option is exercised within 135 days of June 5, 2000) or $20.00 per share (if the Option is exercised more than 135 days after June 5, 2000). The Company raised $10 million in the sale of the Shares, and intends to use the proceeds of the sale for general corporate purposes, including, without limitation, for marketing expenses, appliance provisioning, software development and business development.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Exhibits

  Number                                Description
  ------                                -----------
 3.1(A)    Amended and Restated Certificate of Incorporation of Data Critical.

 3.2(A)    Amended and Restated Bylaws of Data Critical.

 3.3       Certificate of Designations of Rights, Preferences and Privileges of
           Series A Participating Preferred Stock of Data Critical Corporation.

 4.1(A)    Amended and Restated Registration Rights Agreement dated February
           22, 1995, as amended.

 4.2(A)    Warrant Agreement dated April 13, 1995 between Data Critical and
           Spencer Trask Securities Incorporated with Form of Common Stock
           Purchase Warrant issued in connection with the Series B and Series C
           Preferred Stock financings.

 4.3(A) Form of Common Stock Purchase Warrant issued in connection with the bridge loan financings.

 4.4(A)    Common Stock Purchase Warrant dated July 10, 1996 issued by Data
           Critical in favor of Nomadics, Inc.

 4.5(A)    Common Stock Purchase Warrant dated July 10, 1996 issued by Data
           Critical in favor of Colin Cumming.

 4.6(C) Registration Rights Agreement, dated as of June 2, 2000, by and between Data Critical Corporation and Aether Systems, Inc.

 4.7(D)    Rights Agreement, dated as of June 15, 2000, between Data Critical
           Corporation and ChaseMellon Shareholder Services, L.L.C.

 10.1(B)   Amendment to Employment Agreement dated February 24, 2000 between
           Data Critical and Michael E. Singer.

 10.2(B)** Second Amendment to Distribution and License Agreement dated January
           19, 2000 between Data Critical and GE Marquette Medical Systems,
           Inc.

 10.3(C) Common Stock Purchase Agreement, dated as of June 2, 2000, by and between Data Critical Corporation and Aether Systems, Inc.

 10.4(C)   Option Agreement, dated as of June 5, 2000, by and between Data
           Critical Corporation and Aether Systems, Inc.

 27.1      Financial Data Schedule

--------
** Registrant has sought confidential treatment pursuant to Rule 406 for portions of the referenced exhibit.

  (A) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-78059) filed with the Commission on May 7, 1999.

  (B) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  (C) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 22, 2000.

  (D) Incorporated herein by reference to the Company's Registration Statement on Form 8-A filed July 12, 2000.

   (b) Reports on Form 8-K.

   On April 18, 2000 we filed a Current Report on Form 8-K reporting our April 3, 2000 acquisition of Elixis Corporation.

   On June 22, 2000 we filed a Current Report on Form 8-K reporting our June 2, 2000 sale of 1,230,770 shares of Common Stock to Aether Systems, Inc.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                                          DATA CRITICAL CORPORATION
                                          (Registrant)

Date: August 14, 2000

                                                 /s/ Michael E. Singer
                                          By: _________________________________
                                                     Michael E. Singer
                                            Vice President and Chief Financial
                                                          Officer
                                                  (Authorized Officer and
                                               Principal Financial Officer)

                                 EXHIBIT INDEX

  Number                                Description
  ------                                -----------
 3.1(A)    Amended and Restated Certificate of Incorporation of Data Critical.

 3.2(A)    Amended and Restated Bylaws of Data Critical.

 3.3       Certificate of Designations of Rights, Preferences and Privileges of
           Series A Participating Preferred Stock of Data Critical Corporation.

 4.1(A)    Amended and Restated Registration Rights Agreement dated February
           22, 1995, as amended.

 4.2(A)    Warrant Agreement dated April 13, 1995 between Data Critical and
           Spencer Trask Securities Incorporated with Form of Common Stock
           Purchase Warrant issued in connection with the Series B and Series C
           Preferred Stock financings.

 4.3(A) Form of Common Stock Purchase Warrant issued in connection with the bridge loan financings.

 4.4(A)    Common Stock Purchase Warrant dated July 10, 1996 issued by Data
           Critical in favor of Nomadics, Inc.

 4.5(A)    Common Stock Purchase Warrant dated July 10, 1996 issued by Data
           Critical in favor of Colin Cumming.

 4.6(C) Registration Rights Agreement, dated as of June 2, 2000, by and between Data Critical Corporation and Aether Systems, Inc.

 4.7(D)    Rights Agreement, dated as of June 15, 2000, between Data Critical
           Corporation and ChaseMellon Shareholder Services, L.L.C.

 10.1(B)   Amendment to Employment Agreement dated February 24, 2000 between
           Data Critical and Michael E. Singer.

 10.2(B)** Second Amendment to Distribution and License Agreement dated January
           19, 2000 between Data Critical and GE Marquette Medical Systems,
           Inc.

 10.3(C) Common Stock Purchase Agreement, dated as of June 2, 2000, by and between Data Critical Corporation and Aether Systems, Inc.

 10.4(C)   Option Agreement, dated as of June 5, 2000, by and between Data
           Critical Corporation and Aether Systems, Inc.

 27.1      Financial Data Schedule

--------
** Registrant has sought confidential treatment pursuant to Rule 406 for portions of the referenced exhibit.

  (A) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-78059) filed with the Commission on May 7, 1999.

  (B) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  (C) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 22, 2000.

  (D) Incorporated herein by reference to the Company's Registration Statement on Form 8-A filed July 12, 2000.