Form 10-Q
period 2000-09-30
DATA CRITICAL CORP
filed 2000-11-14
CIK 941775

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

                       Commission File Number 000-27855

                               -----------------

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

                               -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 12,684,205 shares of common stock, $.001 par value, at November 9, 2000.

================================================================================

                           DATA CRITICAL CORPORATION
                                     INDEX

                                                                                                    Page
                                                                                                    -----
                                             PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.......................................................    3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...................................................................   11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............................   29

                                              PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.......................................................................   30

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................   30

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................................................   31


                         PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                           DATA CRITICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)


                                                                                         December 31,    September 30,
                                                                                             1999            2000
                                                                                         ------------    -------------
                                                                                                          (Unaudited)
                                      ASSETS
Current Assets:
  Cash and cash equivalents............................................................    $ 33,976        $ 27,020
  Accounts receivable, net of allowance of $149 and $293, respectively.................       2,223           5,114
  Inventories, net.....................................................................         863           1,834
  Prepaid expenses and other...........................................................         377             487
                                                                                           --------        --------
      Total current assets.............................................................      37,439          34,455
Note receivable from officer...........................................................          45              45
Investment in and advances to unconsolidated affiliate.................................         215             220
Property, equipment and software, net..................................................       1,492           2,294
Intangible assets, net.................................................................
Other assets, net......................................................................       1,860          12,515
                                                                                           --------        --------
      Total assets.....................................................................    $ 41,051        $ 49,529
                                                                                           ========        ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes payable and capital leases..................................         268             146
  Accounts payable.....................................................................       1,224           1,415
  Deferred revenues....................................................................       1,304           2,152
  Other current liabilities............................................................       1,521           3,676
                                                                                           --------        --------
      Total current liabilities........................................................       4,317           7,389
Notes payable and capital leases, net of current portion...............................       1,169             108
                                                                                           --------        --------
      Total liabilities................................................................       5,486           7,497
                                                                                           --------        --------
Commitments and contingencies
Stockholders' Equity
 Undesignated preferred stock, $0.01 par value; 3,000,000 authorized, 0 issued
  and outstanding, respectively........................................................           -               -
 Common stock and additional paid-in capital, $.001 per value, 25,000,000 shares authorized; 10,564,789 and 12,582,516 shares issued and outstanding,
  respectively.........................................................................      61,912          77,268
 Deferred compensation.................................................................      (1,327)         (1,075)
 Accumulated deficit...................................................................     (25,020)        (34,161)
                                                                                           --------        --------
      Total stockholders' equity.......................................................      35,565          42,032
                                                                                           --------        --------
      Total liabilities, and stockholders' equity......................................    $ 41,051        $ 49,529
                                                                                           ========        ========


      The accompanying notes are an integral part of these balance sheets.

                           DATA CRITICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                           For the Three Months      For the Nine Months
                                                                            Ended September 30,      Ended September 30,
                                                                           --------------------      --------------------
                                                                            1999         2000         1999         2000
                                                                           -------      -------      -------     --------
Revenue................................................................    $ 2,321      $ 5,286      $ 5,906     $ 13,607
Cost of revenue........................................................        879        2,052        2,296        5,247
                                                                           -------      -------      -------     --------
  Gross margin.........................................................      1,442        3,234        3,610        8,360
                                                                           -------      -------      -------     --------
Operating expenses:
  Acquired in-process research and development.........................          -            -            -        2,800
  Research and development.............................................        504        1,217        1,536        4,003
  Sales and marketing..................................................        858        2,252        2,835        5,937
  General and administrative...........................................      1,212        1,835        2,774        4,937
  Depreciation and amortization........................................         77          487          201        1,138
                                                                           -------      -------      -------     --------
     Total operating expenses..........................................      2,651        5,791        7,346       18,815
                                                                           -------      -------      -------     --------
     Loss from operations..............................................     (1,209)      (2,557)      (3,736)     (10,455)
Interest (expense), income net.........................................        (50)         532          (44)       1,314
                                                                           -------      -------      -------     --------
Net loss...............................................................     (1,259)      (2,025)      (3,780)      (9,141)
                                                                           =======      =======      =======     ========
Preferred stock dividends and accretion of mandatory redemption
 obligations...........................................................        354            -        1,062            -
                                                                           -------      -------      -------     --------
Net loss attributable to common stock..................................    $(1,613)     $(2,025)     $(4,842)    $ (9,141)
                                                                           =======      =======      =======     ========
Basic and diluted loss per common share................................     $(1.13)      $(0.16)      $(3.39)      $(0.80)
                                                                           =======      =======      =======     ========
Weighted average shares used to calculate basic and diluted loss per
 common share..........................................................      1,427       12,305        1,429       11,384
                                                                           =======      =======      =======     ========


        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                  (Unaudited)

                                                        Common Stock and
                                                       Additional Paid-in
                                                            Capital
                                                    -------------------------     Deferred      Accumulated    Stockholders'
                                                      Shares         Amount     Compensation      Deficit         Equity
                                                    ----------     ----------   ------------    -----------    -------------
Balance, December 31, 1999......................    10,564,789       $61,912       $(1,327)      $(25,020)        $35,565
  Common stock options and warrants
    exercised...................................       276,966           195             -             --             195
  Common stock issued and stock
    purchase option, net........................     1,230,770         9,907            --             --           9,907
  Common stock issued for acquisition of
    Elixis Corporation..........................       209,991         2,441            --             --           2,441
  Common stock issued for acquisition of
    Paceart G.P., Inc...........................       300,000         2,634            --             --           2,634
  Deferred stock compensation...................             -           179          (179)            --              --
  Amortization of deferred stock
    compensation................................             -             -           431             --             431
  Net loss......................................             -             -            --         (9,141)         (9,141)
                                                    ----------       -------       -------       --------         -------
Balance, September 30, 2000.....................    12,582,516       $77,268       $(1,075)      $(34,161)        $42,032
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

                           DATA CRITICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                               For the Nine Months
                                                                                               Ended September 30,
                                                                                              ---------------------
                                                                                                1999         2000
                                                                                              --------     --------
Cash Flows From Operating Activities:
  Net loss.................................................................................    $(3,780)     $(9,141)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.........................................................        209        1,312
     Amortization of deferred stock compensation...........................................        415          433
     Acquired in-process research and development..........................................         --        2,800
     Issuance of common stock for compensation.............................................         77           --
     Issuance of warrants for consulting services..........................................          1           --
     Loss on disposal of assets............................................................         --          134
     Non cash interest charge..............................................................         --          156
     Changes in assets and liabilities:
        Accounts receivable................................................................        247       (2,345)
        Inventories........................................................................       (736)        (525)
        Prepaid expenses and other current assets..........................................        (84)         (30)
        Deferred offering costs............................................................       (549)
        Accounts payable and other current liabilities.....................................        875          514
        Deferred revenues..................................................................        471         (104)
                                                                                               -------      -------
           Net cash used in operating activities...........................................     (2,854)      (6,796)
                                                                                               -------      -------
Cash Flows From Investing Activities:
  Loan to Elixis Corporation...............................................................         --         (200)
  Cash paid in the acquisition of Elixis Corporation, net of cash acquired.................         --          (85)
  Cash paid in the acquisition of Paceart Associates, L.P. and Paceart G.P., Inc.,
     net of cash acquired..................................................................         --       (6,015)
  Purchases of property and equipment......................................................       (410)      (1,322)
  Other assets.............................................................................        (79)        (312)
                                                                                               -------      -------
           Net cash used in investing activities...........................................       (489)      (7,934)
                                                                                               -------      -------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock and stock purchase option, net....................         31       10,102
  Proceeds from lines of credit............................................................        650           --
  Payment on lines of credit...............................................................         --         (115)
  Proceeds from notes payable..............................................................      1,500           --
  Payment on notes payable and capital leases..............................................        (95)      (2,213)
                                                                                               -------      -------
           Net cash provided by financing activities.......................................      2,086        7,774
                                                                                               -------      -------
Net increase in cash and cash equivalents..................................................     (1,257)      (6,956)
Cash and cash equivalents at beginning of period...........................................      3,053       33,976
                                                                                               -------      -------
Cash and cash equivalents at end of period.................................................    $ 1,796      $27,020
                                                                                               =======      =======
Supplemental disclosure of non-cash investing and financing activity
  Cash paid for interest...................................................................    $   104      $    47
  Equipment acquired through capital lease arrangements....................................    $   309
  Issuance of warrants to purchase common stock in connection with certain financing
   arrangements............................................................................    $   375

  Common stock issued to acquire Elixis Corporation........................................         --      $ 2,441
  Common stock issued to acquire Paceart G.P., Inc.........................................                 $ 2,634


        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   The Company and Basis of Presentation

     Data Critical Corporation ("Data Critical" or "the Company") designs, manufactures, markets and supports open personal information communications systems that provide individuals with mobile interactive access to highly complex and life-critical data. The Company's market focus is the healthcare industry, including hospital, clinical, physician extended care and home care markets. The Company's systems combine wireless technology and proprietary software to allow access to patient vital signs and other diagnostic data from remote locations, both inside and outside the hospital environment, either through an interactive access device, a personal computer server or the Internet.

     We sell our systems through a national direct field sales force, alliances with strategic partners and OEM arrangements. Our direct sales force regularly works together with the sales teams of our strategic partners, in particular Agilent Technologies, Inc., Siemens Medical Systems, Inc., Edwards Life Sciences and Protocol Systems, Inc. (Welch-Allyn). We also sell our systems through OEM relationships with GE Marquette Medical Systems, Inc.

     In addition, on November 9, 2000, the Company announced a distribution agreement with Medtronic Physio-Control, Corp. ("Medtronic Physio-Control") that appoints Medtronic Physio-Control the exclusive direct to hospital distributor of the Company's wireless alarm notification systems for in-hospital use. Under the agreement, beginning January 1, 2001, the parties expect that Medtronic Physio-Control will hire approximately 25 employees of the Company's current hospital sales and implementation staff for positions in Medtronic Physio-Control's sales and service network, and Medtronic will undertake a significant portion of the Company's direct product distribution. This agreement upon its effectiveness will significantly change the Company's business model, as our hospital revenue is heavily dependent on the success of our distribution partners.

     The accompanying unaudited consolidated financial statements of Data Critical Corporation and its subsidiaries have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission, ("SEC"). In the opinion of the Company's management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Form 10-K filed with the SEC on March 30, 2000.


2.   Summary of Significant Accounting Principles

     The financial statements consolidate the accounts of Data Critical Corporation and its wholly owned direct and indirect subsidiaries, datacritical.com, inc., Paceart Associates, L.P. and Paceart G.P., Inc. All intercompany transactions have been eliminated.


Revenue Recognition

     The Company's revenue recognition policies are in conformity with Statement of Position 97-2 "Software Revenue Recognition" as amended, of the American Institute of Certified Public Accountants. License revenue is earned when delivery has occurred, the fee is fixed and determinable, evidence of an arrangement exists, collection of the receivable is probable and no significant post-delivery obligations remain. For sales to end users, revenue is recognized upon installation. For sales to original equipment manufacturers ("OEM's"), revenue is recognized upon delivery. Maintenance and support revenue is recognized over the term of the agreement.

     The Company recognizes revenue from software development contracts involving significant production, modification or customization of software, based on performance milestones specified in the contract where these milestones fairly reflect progress toward contract.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). The Company adopted SOP 97-2 beginning in fiscal 1999. SOP 97-2 has been modified by SOP 98-4 and SOP 98-9 as it relates to certain transactions. These standards generally require revenues earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. Evidence of the fair value of each element is based on the price charged when the element is sold separately or, if the element is not being sold separately, the price for each element established by management having relevant authority. The revenues allocated to software products, including specified upgrades or enhancements, generally are recognized upon delivery of the products. The revenues allocated to unspecified upgrades, updates and other post-contract customer support generally are recognized ratably over the term of the contract.

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

                                           December 31,  September 30,
                                               1999          2000
                                           ------------  -------------
                                                 (In thousands)
Purchased components.....................     $ 842         $1,722
Finished goods...........................        21            112
                                              -----         ------
                                              $ 863         $1,834
                                              =====         ======


3.   Net Loss Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Computation of Earnings Per Share," basic loss per share is computed by dividing net loss attributable to common stock (net loss less preferred stock redemption obligation accretion and dividend requirements) by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares of common stock issuable upon the conversion of the mandatorily redeemable preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); 1,041,445 common equivalent shares are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per share are equivalent. The Company has not made any issuances or grants for nominal consideration as defined under SEC Staff Accounting Bulletin 98.

                           DATA CRITICAL CORPORATION

4.   Acquisitions

Elixis

     On April 3, 2000, the Company acquired Elixis Corporation ("Elixis"), by statutory merger into datacritical.com inc., a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company issued approximately 210,000 shares of its common stock. The Company also paid an aggregate of approximately $110,000 to Elixis' option holders in exchange for cancellation of all outstanding Elixis options and assumed other Elixis liabilities amounting to approximately $1,327,000.

Paceart

     On September 11, 2000, pursuant to a limited partnership interest and stock purchase agreement, the Company's wholly-owned subsidiary, datacritical.com, inc., acquired Paceart Associates, L.P., a New Jersey limited partnership ("Paceart") and Paceart's corporate general partner, Paceart G.P., Inc., a New Jersey corporation ("Paceart GP"). Under the terms of the purchase agreement, the Company paid an initial purchase price of $6,162,000 in cash and 300,000 unregistered shares of the Company's common stock. A portion of the initial purchase price was withheld and placed in an escrow account for the next 18 months. In addition, if and to the extent that the division or subsidiary of the Company comprised of the operations of the former Paceart after the acquisition achieves sales revenues of more than $5,000,000 during the fiscal year ending December 31, 2001, the Company will pay an additional earn-out payment of $400,000 in cash to the former owners of Paceart and Paceart GP.

     The acquisition was accounted for as a purchase and, accordingly, the financial statements reflect valuation of all assets, including identifiable intangibles at their estimated fair market values. Paceart's results of operations from the date of acquisition are included in the accompanying statement of operations. Goodwill will be amortized over 10 years.

                                                       Purchase
                                                         Price
                                                      Allocation
                                                     -------------
                                                     (In thousands)
   Tangible assets.................................     $  624
   Goodwill........................................      9,195
                                                        ------
   Total consideration.............................     $9,819
                                                        ======

     The following unaudited pro forma information has been prepared assuming Elixis and Paceart had been acquired as of January 1, 1999. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of January 1, 1999. In addition, the pro forma information is not intended to be a projection of future results.

                                                            Nine Months      Nine Months
                                                               Ended            Ended
                                                            September 30,    September 30,
                 Pro forma information                          1999             2000
---------------------------------------------------------   -------------    -------------
       (In thousands, except per share amounts)
  Revenue................................................       $ 6,297          $ 8,016
  Net loss...............................................        (1,435)          (3,355)
  Loss per common share basic and diluted................          (.75)            (.26)


5.   Capital Stock

     On June 5, 2000, the Company completed the sale of 1,230,770 shares of its common stock to Aether Systems, Inc. ("Aether") pursuant to a Common Stock Purchase Agreement dated June 2, 2000. In addition, Data Critical granted Aether a nine-month option ("the Option") to purchase shares of the Company's common stock worth $10 million at a purchase price of $15.00 per share (if the Option is exercised within 135 days of June 5, 2000) or $20.00 per share (if the Option is exercised more than 135 days after June 5, 2000). The Company raised $10 million in the sale of such shares, and intends to use the proceeds of the sale for general corporate purposes, including, without limitation, for marketing expenses, appliance provisioning, software development and business development.


6.   Subsequent Events

     On November 2, 2000, the Company accepted a unsecured promissory note pursuant to which the borrower thereunder may borrow up to $1,500,000. All outstanding principal and interest under the Note is due November 2, 2001. Principal will accrue interest at a rate of the Prime Rate + two percent (2%). In the event the borrower does not consummate an offering of equity securities resulting in net proceeds of not less than $5,000,000 within sixty days after the initial borrowing date, then this Note together with interest accrued thereon shall bear interest at the rate of the Prime Rate plus three and one-half percent (3-1/2%) per annum until paid in full in cash.

     On November 9, 2000, the Company announced a distribution agreement with Medtronic Physio-Control, Corp. ("Medtronic Physio-Control") that appoints Medtronic Physio-Control the exclusive distributor of the Company's wireless alarm notification systems for in-hospital use. Under the agreement, beginning January 1, 2001, the parties expect that Medtronic Physio-Control will hire approximately 25 employees of the Company's current hospital sales and implementation staff for positions in Medtronic Physio-Control's sales and service network, and Medtronic will undertake a significant portion of the Company's direct product distribution.

                           DATA CRITICAL CORPORATION

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


Overview

     We sell our systems through a national direct field sales force, alliances with strategic partners and OEM arrangements. Our direct sales force regularly works together with the sales teams of our strategic partners, in particular Agilent Technologies, Inc., Siemens Medical Systems, Inc., Edwards Life Sciences and Protocol Systems, Inc. (Welch-Allyn). We also sell our systems through OEM relationships with GE Marquette Medical Systems, Inc. In addition, effective January 1, 2001, a substantial amount of the direct product distribution of certain alarm notification products to the in-hospital market will be exclusively distributed by Medtronic Physio-Control, Corp. This agreement upon its effectiveness will significantly change the Company's business model, relying much more heavily on indirect distribution of its hospital alarm notification products.


Technology from the Elixis Acquisition

     On April 3, 2000, pursuant to an agreement and plan of merger dated March 13, 2000, we acquired Elixis Corporation. As a result of the acquisition, we issued 209,991 shares of our common stock in exchange for all of the issued and outstanding capital stock of Elixis. This transaction was accounted for using the purchase method of accounting including the acquisition of Elixis technology and accordingly, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values at the acquisition date. Total goodwill recorded in connection with the purchase was approximately $0.8 million and is being amortized over 7 years. In the second quarter of 2000, we wrote off approximately $2.8 million of in-process research and development in connection with the Elixis acquisition.

     We anticipated receiving a number of synergies as a result of the Elixis acquisition, including gaining knowledgeable staff and acquiring products and services at least partially developed, which together may reduce time-to-market for subsequent wireless-internet product development and implementation. We anticipate that any successful wireless-internet products or services will, when generating material revenues, yield economies of scale in company-wide selling, general and administrative expenses. However, there can be no assurance that we will realize any of such benefits. See "Factors Affecting Data Critical's Operating Results, Business Prospects and Market Price of Stock--Potential Acquisition."

Technology from the Paceart Acquisition

     On September 11, 2000, pursuant to a limited partnership interest and stock purchase agreement, the Company's wholly-owned subsidiary, datacritical.com, Inc., acquired Paceart Associates, L.P., a New Jersey limited partnership ("Paceart") and Paceart's corporate general partner, Paceart G.P., Inc., a New Jersey corporation ("Paceart GP"). Under the terms of the purchase agreement, the Company paid an initial purchase price of $6,162,000 in cash and 300,000 unregistered shares of the Company's common stock. A portion of the initial purchase price was withheld and placed in an escrow account for the next 18 months. In addition, if and to the extent that the division or subsidiary of the Company comprised of the operations of the former Paceart after the acquisition achieves sales revenues of more than $5,000,000 during the fiscal year ending December 31, 2001, the Company will pay an additional earn-out payment of $400,000 in cash to the former owners of Paceart and Paceart GP.

     This transaction was accounted for using the purchase method of accounting and accordingly, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values at the acquisition date. Total goodwill recorded in connection with the purchase was approximately $9.1 million and is being amortized over 10 years.

     We anticipated receiving a number of synergies as a result of the Paceart acquisition, including gaining knowledgeable staff and acquiring products and services. We anticipate that any successful products or services will, when generating material revenues, yield economies of scale in company-wide selling, general and administrative expenses. However, there can be no assurance that we will realize any of such benefits. See "Factors Affecting Data Critical's Operating Results, Business Prospects and Market Price of Stock--Potential Acquisitions."

Results of Operations

     The following table sets forth for the periods indicated the percentage of revenue of certain line items included in Data Critical's statement of operations data:

                                                                         For the                      For the
                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30,                September 30,
                                                                    --------------------         -------------------
                                                                     1999           2000          1999          2000
                                                                    -----          -----         -----         -----
  Revenue.......................................................    100.0%         100.0%        100.0%        100.0%
  Cost of revenue...............................................     37.9%          38.8%         38.9%         38.6%
                                                                    -----          -----         -----         -----
     Gross margin...............................................     62.1%          61.2%         61.1%         61.4%
                                                                    -----          -----         -----         -----
  Operating expenses:
     Acquired in-process research and development...............                     0.0%                       20.6%
     Research and development...................................     21.7%          23.0%         26.0%         29.4%
     Sales and marketing........................................     37.0%          42.6%         48.0%         43.6%
     General and administrative.................................     52.2%          34.7%         47.0%         36.3%
     Depreciation and amortization..............................      3.3%           9.2%          3.4%          8.4%
                                                                    -----          -----         -----         -----
        Total operating expenses................................    114.2%         109.6%        124.4%        117.7%
                                                                    -----          -----         -----         -----
        Loss from operations....................................    (52.1)%       (48.4)%        (63.3)%       (56.3)%
  Interest income...............................................     (2.2)%         10.1%         (0.7)%         9.7%
                                                                    -----          -----         -----         -----
        Net loss................................................    (54.2)%        (38.3)%       (64.0)%       (46.6)%
                                                                    -----          -----         -----         -----


     Revenue. Revenue increased $3.0 million or 127.7% to $5.3 million for the three months ended September 30, 2000 compared to $2.3 million for the comparable period in 1999. Revenue increased $7.7 million or 130.4% to $13.6 million for the nine months ended September 30, 2000 compared to $5.9 million for the comparable period in 1999. Of the $7.7 million increase $5.3 million was from direct and OEM sales of our primary product StatView systems. For the nine months ended September 30, 2000 compared to the same period of 1999 our average StatView direct system selling price increased 9% while associated unit sales increased 48%. The remaining $2.4 million of increased revenue is comprised of $1.6 million from the sale of physician products and services and $0.8 million from the Paceart division.

     Gross margin. Gross margin consists of revenue less cost of revenue. Cost of revenue associated with our systems consists of purchased components, cost of contract manufacturing, labor for assembly, quality control, customer service, installation, and indirect overhead. Gross margin increased $1.8 million or 124.3%, for the three months ended September 30, 2000 compared to $1.4 million from the comparable period in 1999. Gross margin increased $4.8 million to $8.4 million or 131.6% for the nine months ended September 30, 2000 compared to $3.6 million from the comparable period in 1999. Gross margin as a percentage of revenue decreased to 61.2% in the third quarter of 2000 from 62.1% in the comparable period in 1999 from a combination of our various revenue mix and higher indirect overhead costs. Gross margin on our primary products, hospital products, were approximately 61% offset slightly by higher margins for our physician products.

     Research and development. Research and development expenses consist primarily of personnel and related costs, travel and contract engineering services. Research and development expenses increased $0.7 million or 141.5% to $1.2 million for the three months ended September 30, 2000 compared to $0.5 million for the comparable period in 1999. Research and development expenses increased $2.5 million or 160.6% to $4.0 million for the nine months ended September 30, 2000 compared to $1.5 million for the comparable period in 1999. Research and development costs represented 23.0% of total revenues for the three months ended September 30, 2000 and 21.7% for the comparable period in 1999. The increase in research and development expenses as a percentage of total revenues reflects additional expenditures associated with the company's acquisition of Physix, Inc. in December 1999, Elixis Corporation in April 2000 to develop and enhance Data Critical's physician products. We believe that research and development costs will continue to increase in absolute dollars as we expand our product offerings.

     Sales and marketing. Sales and marketing expenses consist primarily of personnel and related expenses, sales commissions, trade show and advertising expenses, telecommunications costs and consulting fees. Sales and marketing expenses increased $1.4 million or 162.5% to $2.3 million for the three months ended September 30, 2000 compared to $0.9 million for the comparable period in 1999. Sales and marketing expenses increased $3.1 million or 109.4% to $5.9 million for the nine months ended September 30, 2000 compared to $2.8 million for the comparable period in 1999. This increase was primarily due to increased sales personnel and increased sales and marketing expenses, such as sales commissions, trade shows and public relations. Sales and marketing expenses represented 42.6% of total revenues in the third quarter of 2000 and 37.0% in the third quarter of 1999. The decrease in marketing and sales expenses as a percentage of total revenues reflects the rapid growth in our revenues. We believe that we will need to continue to increase our sales and marketing efforts to expand market penetration and increase acceptance of our products and services for the Physician business. Our new distribution agreement with Medtronic will reduce the selling expenses for the Hospital business, and our marketing costs will be reduced. Therefore, overall we expect to see a reduction in costs for sales and marketing.

     General and administrative. General and administrative expenses consist primarily of personnel and related expenses, travel, communication and professional fees. General and administrative expenses increased $0.6 million or 51.4% to $1.8 million the three months ended September 30, 2000 compared to $1.2 million for the comparable period in 1999. General and administrative expenses increased $2.2 million or 78.0% to 4.9 million for the nine months ended September 30, 2000 compared to $2.8 million for the comparable period in 1999. General and administrative expenses represented approximately 34.7% of total revenues in the third quarter of 2000 and 52.2% in the comparable period of 1999. This is exclusive of depreciation and amortization which increased $0.4 million to $0.5 million the three months ended September 30, 2000 compared to $0.1 million for the comparable period in 1999. For the nine months ended September 30, 2000 depreciation and amortization was $1.1 million, compared with $0.2 million for the comparable period in 1999. We believe that general and administrative expenses will continue to increase slightly as we expand administrative staff and incur expenses associated with being a public company, including annual and other public reporting costs, director and officer liability insurance, investor relations programs and professional services fees. We expect depreciation and amortization expense to increase with the addition of goodwill related to the Paceart acquisition.

     Operating expenses. Operating expenses increased $3.1 million or 118.4% to $5.8 million in the third quarter of 2000 compared to $2.7 million in the comparable period of 1999 primarily due to an increase in the number of employees performing sales and marketing, general and administrative, and research and development functions. Operating expenses as a percentage of revenue increased to 109.6% in the three months ended September 30, 2000 from 114.2% in the comparable period of 1999.

     Other income (expense), net. Other income (expense), net, increased $582,000 to a net other income of $532,000 in the three month period ended September 30, 2000 from a net other expense of $50,000 in the comparable period of 1999. The net figure is a combination of interest income and expense. The increase is primarily due to interest income generated from proceeds of our initial public offering in November of 1999 and proceeds from an issuance of common stock of approximately $10 million in June 2000. We expect other income to increase in 2000 as compared to 1999 primarily due to the increase in cash and cash equivalents and short-term investments. However, the amount of the increase will be affected by changes in interest rates and the rate at which we use the funds to support our growth.


Liquidity and Capital Resources

     The following table calculates the net operating loss before depreciation and amortization:

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,              September 30,
                                                            --------------------      --------------------
                                                              1999        2000         1999         2000
                                                            --------     -------      -------      -------
Net operating loss                                           $(1,259)    $(2,025)     $(3,780)     $(9,141)
Depreciation and amortization                                     77         487          201        1,138
                                                            --------     -------      -------      -------
Net operating loss before depreciation and amortization     $(1,182)     $(1,538)     $(3,579)     $(8,003)
                                                            ========     =======      =======      =======


     Company management believes net operating loss before depreciation and amortization to be an important indicator of the operational strength and performance of the Company, including the ability to provide cash flows to fund operations and other expenditures as required. This indicator, however, should not be considered an alternative to operating or net income (loss) as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. The Company's definition of net operating loss before depreciation and amortization may not be comparable to similarly titled measures reported by other companies.

     As of September 30, 2000, we had $27.0 million of cash and cash equivalents down from $34.0 million at December 31, 1999. As of September 30, 2000, our principal commitments consisted of obligations outstanding under capital and operating leases. Working capital decreased to $27.1 million at September 30, 2000 from $33.1 million at December 31, 1999.

     Net cash used in operating activities was $6.8 million in the nine months ended September 30, 2000 and $2.9 million for the same comparable quarter in 1999. Net cash used in operating activities for each of these periods primarily consisted of net losses as well as changes in accounts receivable, prepaid expenses, inventories, accounts payable and other current liabilities, net deferred revenue, depreciation and amortization and other non-cash adjustments. Any such increases can be expected to reduce cash and cash equivalents.

     Net cash used in investing activities was $7.9 million in the nine months ended September 30, 2000 and $489,000 for the same comparable period in 1999. Net cash used in investing activities in the nine months ended September 30, 2000 consisted of $200,000 for the issuance of a note receivable to Elixis Corporation, $85,000 in net cash paid for and acquired in connection with the acquisition of Elixis Corporation and $1,326,000 for purchases of equipment and systems, and $6,162,000 for Paceart.

     Net cash provided by financing activities was $7.8 million for the nine months ended September 30, 2000, while net cash in the amount of $2.1 million was provided during the same comparable period in 1999. Net cash provided by financing activities during the first nine months of 2000 consisted of net proceeds in the amount of $10 million from the issuance of our common stock as the result of common stock option and warrant exercises and the sale of 1.2 million shares, offset by $2.2 million in notes payable and line of credit repayments. Net cash provided by financing activities during the comparable period 1999 consisted of net proceeds from the sale of common stock in the amount of $31,000, $650,000 from lines of credit, $1,500,000 the issuance of convertible notes offset by payments on notes payable and capital leases in the amount of $94,500.

     From January 1, 1997 through September 30, 2000, we have invested a total of approximately $3.3 million in fixed assets, consisting primarily of manufacturing equipment, research and development equipment, computer equipment, related software, office furniture and leasehold improvements. We expect to spend an additional $300,000 over the next 12 months for additional fixed assets, principally completion of a data center for hosting the physician applications and additional production test equipment and a product content management system.

     We have a working capital line of credit that allows us to borrow up to 60% to 75% of eligible accounts receivable to a maximum of $1.5 million. The line is collateralized by substantially all of our assets and incurs interest at the bank's prime rate plus 0.75%. The Company's ability to draw against this line expired April 2000. The Company does not intend to seek renewal of this line. As of September 30, 2000, no borrowings were outstanding under this line.

     We have two standby letters of credit, each in the approximate amount of $170,000, secured by certificates of deposit issued to provide collateral for our Bothel facility lease. These certificates automatically renew in December 2000 and March 2001 so long as the Company maintains adequate cash reserves for collateralization.

     We have a lease line of credit for up to $1.0 million, comprised of $800,000 to finance equipment and $200,000 to finance equipment, leasehold improvements and software. Advances made under the lease line are payable over 36 equal monthly installments with an effective interest rate of 7.6%. The Company's ability to draw against the lease line expired in April 2000. The Company does not intend to seek renewal of this lease line of credit. As of September 30, 2000, $120,100 was outstanding under this lease line. As part of this lease line, the lender received a warrant to purchase 12,500 shares of Series D preferred stock at an exercise price of $4.00 per share. This warrant expires on November 8, 2004, which is five years after our initial public offering.

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

     Our business model depends on our ability both to sell our products and services to hospitals, physicians and other healthcare providers and to generate usage by a large number of these customers. Healthcare industry participants may not accept the wireless transmission of critical data through networked and non-networked medical monitoring equipment within and outside of hospitals using our technology as readily as we anticipate. We believe that the complex nature of time-critical data transmission has and may continue to hinder the development and acceptance of communications solutions similar to ours by the healthcare industry. Conversion from traditional methods of communication may not occur as rapidly as we expect. Even if acceptance or conversion does occur, healthcare industry participants may use alternative technologies, products and services offered by others.

     We believe that we must gain significant market share in the healthcare industry with our products and services before competitors introduce alternative technologies products or systems with features and benefits similar to ours. Our business model is based on our belief that the value and market appeal of our solution will grow as the number of participants and scope of data transmitted increase. We may not achieve the critical mass of users that is necessary to become successful. Any significant shortfall in the number of users of our systems would reduce our growth and revenue.

     Failure to achieve broad acceptance of certain of our products and services by physicians and other healthcare stakeholders would also severely limit our ability to implement our physician-based business model. Achieving market acceptance for our products and services will require substantial marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by physicians and healthcare consumers. Use of our products and services requires physicians to integrate our products and services into their office work flow and to adopt different behavior patterns and new methods of conducting business and exchanging information. Physicians may not choose to use our products and services.

We cannot assure you we will achieve profitability.

     We have not achieved profitability and, although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability. We have incurred net losses of $8.6 million from inception through December 31, 1997, $5.8 million in 1998, $6.8 million in 1999 and $9.1 million through September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $34.2 million. We expect to continue to incur net losses excluding depreciation and amortization for at least the next six to nine months, although this timeframe could be longer. We anticipate continuing to incur increased sales and marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to achieve and sustain profitability.


Our success is highly dependent on sales, marketing and development alliances with a number of strategic partners; if these strategic partners terminate their relationships with us, our competitive position and revenue would suffer.

     We depend on our alliances with strategic partners to generate increased acceptance of our systems. To date, we have established a number of strategic alliances. We currently maintain co-marketing partnerships with Agilent Technologies, Inc. (formerly a division of Hewlett-Packard Company), Protocol Systems, Inc. (Welch-Allyn), Siemens Medical Systems, Inc. Edwards Life Sciences, Medical Data Electronics, Inc., Zymed, Inc. and Datascope Corp., whose larger sales forces sell our systems on a commission basis. In addition, we have original equipment manufacturing and distribution partnerships with GE Marquette Medical Systems, Inc. and Nellcor Puritan Bennett, a subsidiary of Mallinckrodt Inc. A substantial portion of our revenue during 1998, 1999 and the first 6 months of 2000 was derived from the sale of systems marketed or distributed through Agilent Technologies, Inc. and GE Marquette Medical Systems, Inc. Either of these companies may decide to discontinue their distribution, marketing or original equipment manufacturing relationships with us, including as a result of proposed corporate reorganizations. Our agreements with these companies may be cancelled on short-term notice. If either company limits or discontinues marketing or selling our systems, our revenue would fall short of our expectations.

     We have signed a distribution agreement with Medtronic Physio-Control, Corp., for direct sales distribution of a significant portion of our alarm notification products to the in-hospital market. The agreement has a term of three years but may be cancelled early under certain circumstances. If Medtronic Physio-Control, Corp., fails to market or sell our products at the level the Company intends and expects, our revenue would fall short of our expectations.

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

     We anticipate that our expenses will increase for at least the next 12 months as we increase our sales and marketing activities, further develop our technology, broaden our system offerings, expand our distribution channels and potentially pursue acquisitions. If we fail to significantly increase our revenue as we implement our system development and distribution strategies, we will not be able to achieve profitability. In addition, we may not experience any revenue growth in the future, and our revenue could decrease. Our efforts to expand our sales and marketing activities, system offerings, and direct and indirect distribution channels and our efforts to pursue strategic alliances may not succeed or may prove more expensive than we currently anticipate. As a result, we cannot predict our future profitability with any degree of certainty.


Our quarterly financial results are likely to fluctuate and are not a good indication of our future performance because our revenue is heavily dependent on the timing of customer installations of our systems and our sales mix by distribution channel.

     Our revenue in any quarter depends significantly on the timing of systems shipped and installations completed. Any unexpected delays or cancellations of shipments or installations at the end of a quarter could substantially reduce revenue in that quarter, hurt our revenue and impair our business in future periods. Our hospital-based wireless alarm notification systems are significantly dependent on both the success of third party hospital medical monitoring company sales and overall hospital medical monitoring demands. Because we do not know when, or if, our potential customers will place orders, finalize contracts and permit installation, we cannot accurately predict revenue and profitability for future quarters. In addition, the mix of sales between distribution channels will have a significant impact on quarterly and annual revenue and profitability because we receive higher revenue and gross margin on direct sales, including those made through our alliances with strategic partners, than we do on original equipment manufacturer sales.

     In addition, because we only began operations in March 1996, and because the market for our hospital and physician based systems is new and evolving, it is very difficult to predict future financial results. We plan to increase our sales and marketing, research and development and general and administrative expenses in 2000 as business needs dictate. Our expenses are partially based on our expectations regarding future revenues, and are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our financial results will likely suffer.

     On November 9, 2000, the Company announced an distribution agreement with Medtronic Physio-Control that appoints Medtronic Physio-Control the primary distributor of the Company's wireless alarm notification systems for in-hospital use. Under the agreement, beginning January 1, 2001, Medtronic Physio-Control will undertake a significant portion of the Company's direct product distribution. This agreement results in an increased dependency by the Company on a third-party distributor. As a result, our quarterly financial results are likely to fluctuate based on the performance of Medtronic Physio-Control as our primary direct sales distribution partner for hospital alarm notification products. In addition, our revenue may be substantially reduced in the fourth quarter of fiscal year 2000 as a result of the effects of transitioning some of our sales force to Medtronic Physio-Control.

     We believe that quarter-to-quarter comparisons of our financial results are not a good indication of our future performance. It is likely that in future quarters our revenue and earnings may be below the expectations of securities analysts and investors and, as a result, the price of our common stock may fall. Our revenue and earnings have varied in the past, and they may continue to vary significantly from quarter to quarter.


We are dependent on sales of StatView for a large portion of our revenue; failure to maintain and continue to grow sales of StatView systems would likely reduce our revenue.

     During 1998, 1999 and the first nine months of 2000 a large portion of our revenue was derived from sales of our StatView system. Although we expect that our MobileView ECG Stat, AlarmView systems and physician related product revenues will account for an increasing portion of revenue in the future, it is likely that sales of our StatView system will continue to represent a substantial portion of our revenue for at least the next 12 months. Any factors that reduce the pricing of, demand for or market acceptance of our StatView system, including competition or technological change, could significantly reduce our revenue.


Our physician-based business model may not be successfully implemented and is difficult to evaluate because it is new and unproven.

     We have only recently implemented our physician-based business model, and we do not have an operating history with this model upon which you can evaluate our prospects. In attempting to implement our physician-based business model, we are significantly changing our business operations, sales and implementation practices, customer service and support operations and management focus. Developing and marketing our systems to the physician and to the at-home consumer healthcare industry will also be costly and time-consuming. Our systems require that hospitals, physicians and consumers manage information in a new and different way. In order to maximize the benefits of our systems, at-home healthcare consumers must be willing to allow sensitive personal information to be stored on our databases. We have not yet fully determined how to commercialize our systems, and we cannot assure you that hospitals, physicians and the at-home consumer healthcare industry will accept these systems.

     We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, the need to develop strategic relationships and other risks described below. For each of the last three fiscal years, all of our revenue was generated from the sale of hospital communication systems and services and no revenue was derived from our internet-based products and services. Our operating history is not indicative of our future performance under our internet-based business model, and you should not rely upon our past performance to predict our future performance. If we fail to develop or market our internet systems, or if hospitals, physicians and the at-home consumer healthcare industry fails to accept our systems, the future growth of our business would likely suffer.

We have recently made acquisitions and may make additional acquisitions in the future and we may not successfully assimilate the acquired operations or products.

     During the calendar year 2000, we have acquired the businesses of Elixis and Paceart and may make additional acquisitions in the future, although there can be no assurance that suitable companies, products or technologies will be available for acquisition. Acquisitions entail numerous risks, including assimilation of the operations and products, retention of key employees, diversion of our management's attention, and uncertainties in our ability to maintain key business relationships the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future expense. Recently the Financial Accounting Standards Board ("FASB") issued an exposure draft which in 2001 would eliminate pooling of interests accounting for acquisitions and to eliminate the immediate write-off of acquired in-process research and development. The effect of these changes would be to increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. Any of these events could have a material adverse effect upon our business, operating results and financial condition.


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

     We have rapidly and significantly expanded our operations and expect this expansion to continue. Our revenue grew from $471,000 in 1997 to $4.1 million in 1998 to $9.5 million in 1999 and $13.6 million the first nine months of 2000. During 1999, we moved our Redmond, Washington headquarters and assembly plant into new facilities in Bothell, Washington. In addition, as our business grows we may be required to hire a number of new employees to implement and expand our operational, sales, marketing and customer support activities. We expect to face increasing daily operational challenges as our business continues to grow, and we may fail to properly manage our growth, and as a result, could face reduced revenue and earnings.


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


Our failure to successfully enhance current products and services could adversely affect the implementation of our physician-based business model.

     Failure to enhance our product and service offerings to add functionality in areas such as interfacing with the products of our strategic partners could make it more difficult for us to implement our physician-based business model. Developing, integrating, enhancing and customizing our products and services will be expensive and time consuming.

Intense competition in the physician healthcare industry may hinder sales of our internet systems.

     The physician healthcare industry is intensely competitive and subject to fragmentation, high growth and rapid technological change. We may face significant competition from traditional healthcare information system vendors and internet healthcare companies as they expand their product offerings. Many of these companies have significantly greater financial resources, well-established brand names and large installed customer bases. We may be unable to compete unsuccessfully against these organizations.


Failure to continue to expand and adapt our network infrastructure to accommodate increased use by our customers could make it difficult to successfully implement our physician-based business model.

     To successfully implement our physician-based business model, we must continue to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. Our infrastructure may not accommodate increased use while maintaining acceptable overall performance. To date, we have processed a limited number and variety of physician-based transactions. In addition, our physician products and services have only been used by a limited number of physicians and healthcare consumers. An unexpectedly large increase in the volume or pace of traffic on our web site, the number of physicians using our internet products or our other internet-based products and services, or orders placed by customers may require us to expand and further upgrade our technology. This expansion and adaptation would be expensive and will divert our attention from other activities.


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

     Our success will depend significantly on the continued contributions of our senior management team, many of whom would be difficult to replace. In particular, we believe that our future success depends on Dr. David Albert, Chief Scientist and Chairman of the Board; Jeffrey Brown, President and Chief Executive Officer and Michael Singer, Executive Vice President Corporate Development/Chief Financial Officer. We maintain key person life insurance on the life of Jeffrey Brown in the amount of $1.0 million.


We may not be able to hire and retain the personnel necessary to support our expanding business, which could threaten our future growth.

     We believe our future success will depend in large part on our ability to identify, attract and retain engineering, sales and marketing, and customer service and support personnel. Because of the complexity of our systems and technologies, we are substantially dependent upon the continued service of our existing engineering personnel as well as future hiring of engineers with high levels of experience in designing complex systems like ours. In addition, although we have recently entered into a distribution agreement with Medtronic Physio-Control Corp., with an intent to enhance our product distribution capabilities, we may need to nevertheless substantially expand our sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of our systems. Our systems require a sophisticated sales effort targeted at several people within the information technology departments of our prospective customers.

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

     Our physician business model is subject to evolving government regulation of the internet. Existing as well as new laws and regulations could severely restrict our ability to operate our business. Any new law or regulation pertaining to the internet, or the application or interpretation of existing laws, could decrease demand for our physician systems, increase our cost of doing business or otherwise have a material adverse effect on our financial results and prospects.

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

     The United States or foreign nations may adopt legislation aimed at protecting internet users' privacy. This legislation could increase our cost of doing business and negatively affect our financial results. For example, the Federal Trade Commission started enforcing requirements under the Children's Online Privacy Protection Act in April 2000. The act applies to the online collection of personal information from children under 13, and imposes significant compliance burdens and potential penalties on operators of web sites that collect covered information. Moreover, it may take years to determine the extent to which existing laws governing issues like property ownership, libel, negligence and personal privacy are applicable to the internet. Currently, U.S. privacy law consists of disparate state and federal statutes regulating specific industries that collect personal data. Most of them predate and therefore do not specifically address online activities. However, European nations have implemented a European Union Data Privacy Directive regulating the transmission and storage of personal information and data. In addition, a number of comprehensive legislative and regulatory privacy proposals are now under consideration by federal, state and local governments in the United States. In some cases, such as the European Directive, these comprehensive privacy directives and proposals include special rules that provide added protections for sensitive information, including information about health and medical conditions.

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

     As a manufacturer of wireless telecommunications systems, we are regulated under the Communications Act of 1934, as amended, the Telecommunications Act of 1996 and Federal Communications Commission regulations, as well as the applicable laws and regulations of the various states administered by state public service commissions. Regulatory requirements affecting our operations may change. Any changes may hurt our business by hindering our ability to compete with other wireless telecommunications product manufacturers, to continue providing our existing systems or to introduce future systems or system enhancements. Many of our systems are also considered medical devices and are regulated by the FDA. Before we can market these systems, we must obtain pre-market notification clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act. In addition, material changes to our systems may also require FDA review and clearance prior to marketing or sale in the U.S. The process of obtaining 510(k) clearance can be expensive and time-consuming, and may require the submission of extensive supporting data. If the 510(k) process is extended for a considerable length of time for any of our new systems, the commencement of commercial sales of our new systems will be delayed substantially or indefinitely.

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

     We expect that the proceeds generated from our initial public offering and subsequent equity issuances combined with our current cash resources and credit facilities, will be sufficient to meet our capital requirements for at least the next 12 months. However, we may need to raise additional capital at an earlier time to support expansion, develop new or enhanced systems, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of other unanticipated opportunities. In addition, we have from time to time failed to comply with covenants required by our working capital line of credit and subordinated debt facility agreements. As of September 30, 2000 we were in compliance with all required covenants. In the event that we are unable to comply with these covenants in the future, and if our lenders do not waive our noncompliance, we may need to raise additional capital sooner than anticipated through the sale of debt or equity securities or by entering into strategic alliances or other arrangements. If we are unable to raise additional capital on reasonable terms and in a timely fashion, our financial position will decline. Furthermore, any additional issuance of equity securities will dilute your investment.


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

     In accordance with the above-described provisions, our board of directors adopted a shareholder rights plan on June 14, 2000 pursuant to which each holder of our common stock received a dividend of one right per share of common stock held by such holder for the purchase of 1/1000th of a share of our Series A Participating Preferred Stock for a price of $75.00 (as adjusted for stock adjustments, the "Exercise Price"). The rights will become exercisable on the earliest of (i) 10 days after a public announcement that a person has acquired 20% or more of the outstanding shares of our common stock or (ii) the close of business 10 days after the commencement of a, or public announcement of a, tender offer for our common stock which would result in a person owning 20% or more of our common stock. Upon any person so acquiring 20% or more of our common stock (other than in a transaction approved by the board of directors), the rights would further entitle the holders (other than the acquiring holder) to acquire (by paying the then current Exercise Price) shares of our common stock having a market value equal to twice the then current Exercise Price. If after the rights become exercisable and we are subsequently acquired by another company or person, the rights would further entitle the holder to acquire shares of the common stock of the acquiring entity (by payment of the Exercise Price) again having a market value of twice then current Exercise Price. At any time prior to their becoming exercisable, the rights may be redeemed the board of directors. The rights plan has been filed as an exhibit to our Registration Statement dated July 12, 2000 and should be referred to for the complete terms and conditions of the plan and the rights.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to protect the safety and preserve the value of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At September 30, 2000 we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as short-term investments, of $24.6 million. We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments and our investment policies and procedures, we believe that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to the Company.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Pursuant to the Rights Plan dated June 15, 2000 between the Company and ChaseMellon Shareholder Services, L.L.C., on July 21, 2000 the Company issued a dividend to its common stockholders of approximately 12,245,829 rights (one right for each outstanding share of common stock) to purchase 1/1000 of a share of the Company's Series A Participating Preferred Stock at a price of $75.00 (subject to adjustment) for each 1/1000 of such share.

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

     On June 5, 2000, the Company completed the sale of 1,230,770 shares of its Common Stock to Aether Systems, Inc. ("Aether") pursuant to a Common Stock Purchase Agreement dated June 2, 2000. In addition, the Company granted Aether a nine-month option ("the Option") to purchase shares of the Company's common stock worth $10 million at a purchase price of $15.00 per share (if the Option is exercised within 135 days of June 5, 2000) or $20.00 per share (if the Option is exercised more than 135 days after June 5, 2000). The Company raised $10 million in the sale of such shares, and intends to use the proceeds of the sale for general corporate purposes, including, without limitation, for marketing expenses, appliance provisioning, software development and business development.

     On September 11, 2000, the Company issued 300,000 unregistered shares of its common stock to the former owners of Paceart G.P., Inc. as partial consideration for the acquisition of all the outstanding shares of common stock of Paceart G.P., Inc. by datacritical.com, inc. Such sale of the Company's securities was exempt from registration requirements pursuant to Regulation D as promulgated under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Number                                 Description
---------   --------------------------------------------------------------------
2.1(F)      Limited Partnership Interest and Stock Purchase Agreement, dated as of August 31, 2000, among Data Critical Corporation, datacritical.com, inc., Paceart Associates, L.P., the limited partners of Paceart Associates, L.P., Paceart G.P., Inc., the stockholders of Paceart G.P., Inc., and Dr. Michael N. Bergelson, as
            Sellers' Agent.

3.1(A) Amended and Restated Certificate of Incorporation of Data Critical Corporation.

3.2(A)      Amended and Restated Bylaws of Data Critical Corporation.

3.3(E) Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Data Critical Corporation.

3.4         Amendment No. 1 to Amended and Restated Bylaws of Data Critical
            Corporation.

4.1(A) Amended and Restated Registration Rights Agreement dated February 22, 1995, as amended.

4.2(A) Warrant Agreement dated April 13, 1995 between Data Critical Corporation and Spencer Trask Securities Incorporated with Form of Common Stock Purchase Warrant issued in connection with the Series B and Series C Preferred Stock financings.

4.3(A) Form of Common Stock Purchase Warrant issued in connection with the bridge loan financings.

4.4(A) Common Stock Purchase Warrant dated July 10, 1996 issued by Data Critical Corporation in favor of Nomadics, Inc.

4.5(A) Common Stock Purchase Warrant dated July 10, 1996 issued by Data Critical Corporation in favor of Colin Cumming.

4.6(C) Registration Rights Agreement, dated as of June 2, 2000, by and between Data Critical Corporation and Aether Systems, Inc.

4.7(D) Rights Agreement, dated as of June 15, 2000, between Data Critical Corporation and ChaseMellon Shareholder Services, L.L.C.

4.8 Omnibus Consent and Amendment to Registration Rights Agreement, dated as of the Effective Date (as defined therein), by and among Data Critical Corporation, Aether Systems, Inc. and the persons listed as Demand Holders on the signature pages thereto.

4.9(F) Registration Rights Agreement, dated as of August 31, 2000, among Data Critical Corporation, Dr. Michael N. Bergelson, Richard W. Schurig, Richard Puzo, Wayne Casebolt, Eric Reidman and Anthony Marchesini.

10.1(B) Amendment to Employment Agreement dated February 24, 2000 between Data Critical Corporation and Michael E. Singer.

10.2(B)**   Second Amendment to Distribution and License Agreement dated January
            19, 2000 between Data Critical Corporation and GE Marquette Medical
            Systems, Inc.

10.3(C) Common Stock Purchase Agreement, dated as of June 2, 2000, by and between Data Critical Corporation and Aether Systems, Inc.

10.4(C) Option Agreement, dated as of June 5, 2000, by and between Data Critical Corporation and Aether Systems, Inc.

10.5(F) Employment Agreement, dated as of August 31, 2000, by and between Data Critical Corporation and Dr. Michael N. Bergelson.

10.6*** Distribution Agreement, dated as of November 9, 2000, by and between Data Critical Corporation and Medtronic Physio-Control, Corp.

27.1        Financial Data Schedule
------------
** Registrant sought and was granted confidential treatment pursuant to Rule 406 for portions of the referenced exhibit.

*** Registrant has sought confidential treatment pursuant to Rule 406 for portions of the referenced exhibit.

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

      (C) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 22, 2000.

      (D) Incorporated herein by reference to the Company's Registration Statement on Form 8-A filed July 12, 2000.

      (E) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

      (F) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on September 21, 2000.

     (b)  Reports on Form 8-K.

     On April 18, 2000 we filed a Current Report on Form 8-K reporting our April 3, 2000 acquisition of Elixis Corporation.

     On June 22, 2000 we filed a Current Report on Form 8-K reporting our June 2, 2000 sale of 1,230,770 shares of Common Stock to Aether Systems, Inc.

     On July 12, 2000 we filed a Current Report on Form 8-K reporting our adoption of a Rights Plan and the issuance of a rights dividend to our common stockholders.

     On September 21, 2000 we filed a Current Report on Form 8-K reporting the September 11, 2000 acquisition by datacritical.com, inc., of Paceart Associates, L.P. and Paceart G.P., Inc.

     On November 9, 2000 we filed an Amended Current Report on Form 8-KA reporting the September 11, 2000 acquisition by datacritical.com, inc., of Paceart Associates, L.P. and Paceart G.P., Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                                  DATA CRITICAL CORPORATION
                                  (Registrant)

Date:  November 14, 2000
                                  By:        /s/  Michael E. Singer
                                     -------------------------------------------
                                                  Michael E. Singer
                                              Executive Vice President
                                              Corporate Development and
                                               Chief Financial Officer
                                               (Authorized Officer and
                                             Principal Financial Officer)

                                 EXHIBIT INDEX

    Number                              Description
--------------  ----------------------------------------------------------------
2.1(F) Limited Partnership Interest and Stock Purchase Agreement, dated as of August 31, 2000, among Data Critical Corporation, datacritical.com, inc., Paceart Associates, L.P., the limited partners of Paceart Associates, L.P., Paceart G.P., Inc., the stockholders of Paceart G.P., Inc., and Dr. Michael N. Bergelson, as Sellers' Agent.

3.1(A) Amended and Restated Certificate of Incorporation of Data Critical Corporation.

3.2(A)          Amended and Restated Bylaws of Data Critical Corporation.

3.3(E) Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Data Critical Corporation.

3.4             Amendment No. 1 to Amended and Restated Bylaws of Data Critical
                Corporation.

4.1(A) Amended and Restated Registration Rights Agreement dated February 22, 1995, as amended.

4.2(A) Warrant Agreement dated April 13, 1995 between Data Critical Corporation and Spencer Trask Securities Incorporated with Form of Common Stock Purchase Warrant issued in connection with the Series B and Series C Preferred Stock financings.

4.3(A) Form of Common Stock Purchase Warrant issued in connection with the bridge loan financings.

4.4(A) Common Stock Purchase Warrant dated July 10, 1996 issued by Data Critical Corporation in favor of Nomadics, Inc.

4.5(A) Common Stock Purchase Warrant dated July 10, 1996 issued by Data Critical Corporation in favor of Colin Cumming.

4.6(C) Registration Rights Agreement, dated as of June 2, 2000, by and between Data Critical Corporation and Aether Systems, Inc.

4.7(D) Rights Agreement, dated as of June 15, 2000, between Data Critical Corporation and ChaseMellon Shareholder Services, L.L.C.

4.8 Omnibus Consent and Amendment to Registration Rights Agreement, dated as of the Effective Date (as defined therein), by and among Data Critical Corporation, Aether Systems, Inc. and the persons listed as Demand Holders on the signature pages thereto.

4.9(F) Registration Rights Agreement, dated as of August 31, 2000, among Data Critical Corporation, Dr. Michael N. Bergelson, Richard W. Schurig, Richard Puzo, Wayne Casebolt, Eric Reidman and Anthony Marchesini.

10.1(B) Amendment to Employment Agreement dated February 24, 2000 between Data Critical Corporation and Michael E. Singer.

10.2(B)**       Second Amendment to Distribution and License Agreement dated
                January 19, 2000 between Data Critical Corporation and GE
                Marquette Medical Systems, Inc.

10.3(C) Common Stock Purchase Agreement, dated as of June 2, 2000, by and between Data Critical Corporation and Aether Systems, Inc.

10.4(C) Option Agreement, dated as of June 5, 2000, by and between Data Critical Corporation and Aether Systems, Inc.

10.5(F) Employment Agreement, dated as of August 31, 2000, by and between Data Critical Corporation and Dr. Michael N. Bergelson.

10.6*** Distribution Agreement, dated as of November 9, 2000, by and between Data Critical Corporation and Medtronic Physio-Control, Corp.

27.1            Financial Data Schedule
----------------
** Registrant sought and was granted confidential treatment pursuant to Rule 406 for portions of the referenced exhibit.

*** Registrant has sought confidential treatment pursuant to Rule 406 for portions of the referenced exhibit.

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

      (C) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 22, 2000.

      (D) Incorporated herein by reference to the Company's Registration Statement on Form 8-A filed July 12, 2000.

      (E) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

      (F) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on September 21, 2000.