Form 10-K
period 2000-12-31
DATA CRITICAL CORP
filed 2001-04-02
CIK 941775

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

    For the fiscal year ended December 31, 2000 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    (for the transition period from                   to                  )
                                    -----------------    -----------------

                         Commission File No. 000-27855

                           DATA CRITICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                       91-1901482
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification Number)

                     19820 North Creek Parkway, Suite 100,
                           Bothell, Washington 98011
          (Address of principal executive offices, including zip code)

              Registrant's telephone number, including area code:
                                 (425) 482-7000

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                    Common Stock, par value $.001 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of common stock on March 28, 2001, as reported by Nasdaq, was approximately $12,099,514. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 28, 2001, 12,745,332 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain exhibits are incorporated by reference to prior filings of documents and reports required to be filed by Securities Act of 1933 and/or the Securities Exchange Act of 1934.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                  PART I

    ITEM 1.  BUSINESS...................................................     1

    ITEM 2.  PROPERTIES.................................................    20

    ITEM 3.  LEGAL PROCEEDINGS..........................................    20

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    20

                                 PART II

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS.......................................    21

    ITEM 6.  SELECTED FINANCIAL DATA....................................    23

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................    23

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK......................................................    47

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    48

    ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURES.................................    72

                                 PART III

    ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.........    73

    ITEM 11. EXECUTIVE COMPENSATION.....................................    74

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................    82

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    83

                                 PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K..................................................    85

                                     PART I

Forward-Looking Statements

   In this annual report on Form 10-K, the words "Data Critical," "the Company," "we," "us," and "our" refer to Data Critical Corporation and our wholly-owned subsidiaries. Some of our statements in this annual report on Form 10-K are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and future financial performance and other statements that are not historical facts. We use words such as anticipates, believes, expects, future and intends, and similar expressions, to identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. You should not unduly rely on these forward-looking statements, which apply only as of the date of this annual report. Data Critical assumes no obligation to update any forward-looking statements contained in this annual report. Our actual results could differ significantly from those anticipated in the forward-looking statements for many reasons, including the risks described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" in Part II, Item 7 of this annual report.

Trademarks

   StatView(R), AlarmView(R), FlexView(TM), ECGStat(TM), Wireless Telemedicine(R), WT(R), Paceart(R), CardioVoice(TM), Internet ECG(R), EKG Speaks(R), PocketChart(TM), unwiredDr(R), WebChart(TM), WebChart CardioVascular(TM), and the Data Critical Corporation name and corporate logo are all trademarks of Data Critical Corporation. We also have other trademarks that we use in our business. Any trademarks of third parties used herein are the property of their respective owners.

ITEM 1. BUSINESS

An Introduction to Data Critical

   Data Critical is a leader in the design, manufacture, marketing and support of wireless health information communications systems for use by hospitals and physicians. Our technology enables access to patient-specific vital signs and other diagnostic data. Our systems transmit complex and time-critical patient data over a wireless network and enables remote access through either our proprietary interactive device, a personal computer or the Internet. Our systems are designed to enhance the quality, cost, efficiency, safety and outcome of healthcare.

   Within the healthcare industry we focus on the hospital and physician markets. We derive substantially all of our revenue from two operating segments: Hospital Systems and Physician Systems.

   Hospital Systems. Our Hospital Systems utilize a wireless receiver or monitor to provide in-hospital caregivers with remote access and alarm notification of current patient monitoring information. A further description of our Hospital Systems can be found below in "Products and Services--Hospital Systems." As of December 31, 2000, we had received orders for, or scheduled installation of, our Hospital Systems in more than 800 hospitals and medical facilities. Our Hospital Systems accounted for approximately 90% of our revenue in 2000 and 100% of our revenue in 1999 and 1998.

   Physician Systems. Our Physician Systems provide physicians with remote and Internet access to comprehensive patient information through cell phones, pagers and handheld computers. A further description of our Physician Systems can be found below in "Products and Services--Physician Systems." As of December 31, 2000, we had approximately 4,500 licensed users of our Physician Systems.

   For financial information about these two operating segments, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, as well as "Financial Statements and Supplementary Data" in Part II, Item 8 of this annual report.

 Industry Background

   Recent technological advances in wireless communications and the demands of an increasingly mobile workforce have resulted in the proliferation of wireless hand-held information communication devices. The capabilities of these devices--which include personal digital assistants, wireless receivers and smart phones, often with access to the Internet--are fostering the development of information-intensive applications that can result in greater caregiver productivity and efficiency. At the same time, healthcare facilities--including hospitals and extended care facilities--seek reduced costs and enhanced workforce productivity. These facilities aim to improve the response time, decision-making quality and overall efficiency of caregivers, including physicians and nurses, who treat patients in life-critical situations.

 The Data Critical Solution

   Our products extend the power of wireless technology to the healthcare industry by employing a suite of hardware and software systems that transmit complex time-critical patient data over wireless networks or through the Internet. We believe our systems improve communications and could enhance decision-making for physicians and nurses by delivering time-critical patient data to one or more caregivers rapidly and simultaneously and by providing remote access to patient information.

   Our Hospital Systems provide the following key benefits:

  . Increased Productivity and Work Efficiency. By using our Hospital
    Systems, in-hospital caregivers can remotely access patient monitoring information on a near-immediate basis, freeing them to monitor patients while performing multiple tasks throughout the hospital. Our Hospital Systems gather data from a broad array of primary patient monitoring and similar medical equipment, and distribute that data to a wireless communications device. Our Hospital Systems can alert caregivers when the primary monitoring equipment produces an alarm as a result of changes in a patient's condition. Alarms can be automatically and simultaneously transmitted to individual nurses, physicians or other caregivers. Our Hospital Systems also allow caregivers to monitor patient conditions from remote locations. Our Hospital Systems enable increased overall productivity with fewer personnel, a significant benefit given the current trend of declining caregiver-to-patient ratios.

  . Improved Quality of Care. Our Hospital Systems provide multiple caregivers with critical patient information on a near-immediate basis. As a result, caregivers can respond to patient events rapidly and armed with first-hand patient information. Our Hospital Systems enable hospitals and physicians to maintain and improve the quality of patient care by expanding the number of caregivers who can access patient monitoring information directly, thus reducing the role of miscommunication.

  . Reduced Costs. Most hospitals employ medical technicians to monitor patient data from central locations and nursing stations. Hospitals using such technicians generally employ one to two full time employees per nursing station. By increasing the productivity of existing hospital personnel, our Hospital Systems could produce cost savings and, if a hospital so chooses, could reduce the need to maintain large staffs of monitoring technicians.

  . Ease of Use. We design our wireless receivers based on input received from healthcare professionals. These professionals demand wireless information delivery systems that incorporate small, portable hand-held devices that are easy to use. Our products are designed to be easily understood by an end user without the need for extensive technical training. We believe that our product design allows our customers to quickly and easily deploy our Hospital Systems.

  . Open Architecture. We design our Hospital Systems to interface with medical equipment manufactured by numerous medical equipment suppliers. By providing a standard and scalable system, our Hospital Systems can interface with medical equipment already deployed in hospitals. In addition, our products can also be integrated into other companies' patient monitoring equipment, enabling us to partner with various medical device manufacturers.

  . Security and Confidentiality. Our Hospital Systems may include strict authentication methods and data encryption technology. These security features allow the exchange of confidential patient information without compromising that information. In addition, our Wireless Telemedicine
    (WT) Server software provides access to the proprietary network software of our strategic partners' monitoring systems.

   Our commercialized Physician Systems provide, and we continue to develop our non-commercialized Physician System to provide, the following key benefits:

  . Increased Billing Accuracy. Our Physician Systems generate a complete patient record for each patient visit and automatically calculate the correct evaluation and management code. This helps ensure that physicians bill correctly and have approximate documentation to support their medical billing.

  . Improved Data Capture for Outcomes Analysis. Our Physician Systems automatically collect data from patient charts for outcomes analysis, enabling easier participation in local, regional and national medical database initiatives.

  . Reduced Costs. Most physicians hire transcriptionists to transcribe their patient records. Physicians using our Physician Systems can eliminate these transcription costs which could result in substantial cost savings.

  . Security and Confidentiality. Our Physician Systems protect patients' records with some of the most advanced commercially available security devices, including unique usernames and passwords, 128-bit encryption and firewall security surrounding our secure server. All data is backed up regularly, stored offsite and restorable within 10 minutes of the last data entry in case of a computer system failure.

 The Data Critical Strategy

   We intend to be the industry leader in providing wireless health information communications systems to mobile caregivers who depend upon the interactive transmission of complex and time-critical data. The principal elements of our business strategy include the following:

  . Increase Hospital Penetration for our Hospital Systems. The initial target market for our Hospital Systems includes approximately 5,000 hospitals and 18,000 cardiology-related departments in the United States. Our Hospital Products can be installed in numerous departments throughout the hospital, including critical care units, step-down units, emergency rooms, telemetry units and obstetrics. Since commencing distribution of our Hospital Systems, we have installed our products in over 270 U.S. hospitals. In order to expand our direct distribution capabilities for our Hospital Systems, we recently entered into a strategic distribution alliance with Medtronic Physio-Control Corp., a major medical device distributor. We also distribute our Hospital Systems through our co-marketing relationships with leading vendors of complementary medical equipment.

  . Generate Follow-On Sales Opportunities for our Hospital Systems with
    Existing Customers. We also intend to increase our market penetration in major U.S. hospitals by building upon the existing installed base of products manufactured by our strategic alliance partners. Once we have introduced one of our Hospital Systems to a hospital and have demonstrated the benefits of our products to healthcare professionals in a particular practice group within a hospital, we plan to market our Hospital Systems to other areas of practice within that hospital.

  . Pursue Opportunities to License our Hospital Systems Technology to
    Strategic Partners. We have recently entered into a key licensing relationship with Agilent Technologies, Inc., a major medical device manufacturer. This strategic partner will integrate certain aspects of our Hospital Systems technology into its own patient monitoring systems. We intend to pursue additional, similar licensing relationships in order to leverage the value of our Hospital Systems technology. For example, we could integrate our AlarmView technology into stand-alone monitoring equipment such as pulse oximeters, multi-parameter monitors, ventilators, IV pumps and defibrillators.

  . Pursue Additional Strategic Alliances and Acquisitions, both for our
    Hospital Systems and our Physician Systems. We continue to pursue additional strategic alliances with original equipment manufacturers, or OEMs, to augment or expand the distribution channels and system offerings for both our Hospital Systems and Physician Systems. We may acquire other companies. We have recently entered into an agreement to acquire VitalCom Inc. If consummated, this acquisition will significantly expand our Hospital Systems product offerings. We expect to build upon the expertise we gain through our strategic alliances and acquisitions to facilitate additional alliances and to move into new markets. We will continue to review mutually beneficial opportunities to share new technologies, including cross-licensing opportunities.

  . Pursue Physician-Based Strategy of Wireless Connectivity for
    Healthcare. Our Physician Systems offer a set of applications for physicians that allow patient charting, billing, prescription filling, ordering of laboratory tests and reporting of test results over handheld wireless devices and the Internet. We will continue to add functionality and architecture to our Physician Systems.

  . Maintain and Build on Technology Leadership. We are a technology leader in the communication of complex healthcare data through wireless systems and networks. To strengthen and extend our wireless communications solutions, we plan to continue investing in research and development to expand the features and functionality of our Hospital Systems and Physician Systems. For example, we may develop products that extend our wireless communications network to other types of medical equipment, like infusion pumps, ventilators, incubators, medical information systems, smart beds, nurse call devices and home care devices.

  . Expand Use of the Internet to Link Physicians and At-Home Patients. We anticipate expanding our ability to rapidly provide complex data to both physicians and patients with our Physician Systems. We believe that many of our existing technologies for the efficient transmission of data, as well as technology obtained from our recent acquisitions, may have broad applications for hospitals, physicians and patients seeking to access and deliver information from and to remote locations through either wireless or wired devices linked to the Internet.

Products and Services

 Hospital Systems

   StatView. StatView is a local wireless system that alerts nurses when alarms from primary patient monitoring systems are triggered. StatView connects to an existing patient-monitoring network, collects alarm data from these monitors and transmits electrocardiograms, or ECGs, vital signs and other patient information. The information is transmitted graphically in the shape of waves through a dedicated wireless transmitter to a StatView receiver unit worn by the nurse. Alarm events can be transmitted automatically to individuals or groups and the appropriate caregivers can receive periodic updates. Nurses using StatView carry a compact graphic wireless receiver that sounds alarm tones or vibrates whenever a patient monitor generates an alarm. The receiver then displays bed number, patient name, diagnosis (i.e., ventricular tachycardia), heart rate and, with one button click, a six-second ECG graphic. By looking at the ECG, nurses can determine the urgency of the alarm and receive information before reaching a patient's bedside. StatView also:

  . uses hand-held units that alert caregivers on a near-immediate basis when alarms from patient primary monitors or other medical equipment are triggered;

  . generates reminder pages and periodic updates on patients being monitored;

  . enables caregivers to monitor waveforms and vital signs of patients while performing tasks elsewhere in the hospital; and

  . integrates with most patient monitoring and telemetry systems.

   AlarmView. AlarmView is a wireless system designed to create a virtual monitoring network through connections to stand-alone devices. AlarmView attaches to the back of non-networked primary patient monitors, infusion pumps and other intelligent devices and can deliver near-immediate alarms and other information to wireless receivers. The information from AlarmView transmitters can be sent to the same StatView receivers already worn by caregivers. AlarmView is designed to automatically communicate with other companies' medical devices immediately upon connection to those devices. Accordingly, AlarmView can be easily transferred between a number of devices without costly and time-consuming setup. AlarmView received approval by the FDA in November 1999, and we began commercial sales of AlarmView in 2000. AlarmView also:

  . connects stand-alone medical equipment to a wireless monitoring system;

  . delivers and records alarms and other information collected by stand-alone medical equipment;

  . allows rapid response to non-networked medical equipment; and

  . increases efficiency and flexibility at a low cost per unit.

   FlexView. FlexView is a low-cost clinical network system that allows caregivers to manage multiple patient devices from a single monitor located at a central station. FlexView combines disparate information from multiple stand-alone patient devices into a single patient view. With simple mouse clicks, a nurse can check alarms and device operational status, and can examine patient data and trends, including heart rate, blood oxygenation levels and other patient parameters. The system can link up to ten devices per patient for as many as 40 patients. Our FlexView system received clearance by the FDA in March 1998 and we began commercial sales of our FlexView system in 2000. FlexView also:

  . connects stand-alone medical equipment to a central monitoring station;

  . increases efficiency and flexibility at a low cost per unit; and

  . gives nurses substantial information they need about their monitored patients at a fraction of the cost of a central monitoring system in each unit.

   ECG Stat. ECG Stat transmits StatView data to caregivers at remote locations, usually outside of the hospital. ECG Stat uses digital wireless technology on a wide area network to provide caregivers with immediate remote access to critical patient information, including multiple ECGs, vital signs parameters and graphics and nurse notes. Caregivers can access this information through a portable, wireless hand-held device or through a website. We designed ECG Stat to work easily with a wide variety of monitoring equipment. ECG Stat also:

  . permits faster and better-informed clinical consultation and decision-making from remote locations;

  . delivers quality waveforms without faxes or phone lines;

  . transmits patient data securely;

  . integrates with StatView; and

  . provides a dial-up, wireless connection to the patient monitoring network.

   Paceart Systems. Our Paceart 2000 system offerings, including our Paceart Pacemaker Patient Follow-up and Paceart Arrhythmia Follow-up systems, are products acquired from our acquisition of Paceart. These systems offer PC-based software for managing the care of cardiac patients with implanted devices. These systems are compatible with almost any implanted devices and with virtually every brand pacemaker, implantable cardioverter-defibrillator, or ICD, transtelephonic transmitter or event recorder. They enable physicians to track patients' cardiac conditions wherever such patients may be, and whenever those patients experience an irregularity. Our Paceart systems are used by more than 800 universities, hospitals, clinics and physician offices throughout the United States. Our Paceart systems also:

  . capture and store clinical data from any patient location at any time;

  . provide all critical patient data, event information, past and present symptoms, medications and referring physicians in one easy-to-read summary report;

  . eliminate strip recorders and the need for manual cutting and pasting of data printouts;

  . support the latest implantable devices from major pacemaker and ICD manufacturers;

  . interface with most major manufacturers' programmers;

  . reduce records-processing time so a physician can see more patients without increasing staff;

  . page the physician as well as delivering fax or e-mail reports through optional interface to Paceart's CardioVoice System;

  . supply all necessary information for Medicare audits;

  . generate patient reminder letters, daily schedules and missed visit notifications; and

  . interface with Medtronic and Guidant products.

 Physician Systems

   PocketChart. We acquired PocketChart when we acquired the assets of Physix. PocketChart for the PocketPC is a handheld, wireless charting tool that allows physicians to document their daily patient appointments with greater precision and increased productivity. Physicians can write and edit extended signature prescriptions. Prescriptions and chart notes can also be saved and printed at a later time. This product is primarily designed for solo practitioners. PocketChart also :

  . allows customizable patient searches that benefit physicians who keep a large patient database on their PocketPC;

  . eliminates unnecessary paperwork; and

  . improves accuracy of the patient record.

   WebChart and WebChart CardioVascular. We acquired WebChart when we acquired Elixis. WebChart is a feature rich, Internet-based clinical documentation tool that provides physicians with the ability to chart patient information online. WebChart enables access to patient data from any Internet-connected computer or wireless device. WebChart gives physicians improved access to, and management of, patient data. For cardiologists, heart, thoracic and vascular surgeons, WebChart CardioVascular makes it easy to collect data in the format required by the Society of Thoracic Surgeons. WebChart CardioVascular also enables recordation of specialized data such as previous cardiovascular interventions, risk factors and more.

   UnwiredDr. UnwiredDr will allow physicians to prescribe medications, chart on line, dictate notes, check lab results, submit lab orders and perform other routine tasks, all via wireless devices. UnwiredDr is not yet commercially available. UnwiredDr will include the following key features:

  . a message center to pick up, read and respond to incoming messages;

  . a daily schedule to preview and track daily appointments; and

  . a daily charting feature to review pertinent information about the patients scheduled to visit.

Strategic Alliances

 Hospital Systems

   We have entered into strategic alliances for our Hospital Systems with medical device manufacturers and other companies to achieve our goals of:

  . increasing our revenue;

  . gaining access to proprietary technology;

  . increasing our market penetration;

  . providing important specialized industry experience; and

  . enhancing our system portfolio.

   Our strategic alliances for our Hospital Systems are as follows:

   Agilent Technologies, Inc. Formerly a division of Hewlett-Packard Company's Medical Product Group, Agilent is a worldwide manufacturer and supplier of clinical measurement and diagnostic equipment for the healthcare industry. In September 1997, we obtained a nonexclusive license to a patent from Agilent for the transmission of data over an alphanumeric paging network. This patent is used in ECG Stat. We also have an arrangement with Agilent to engage in joint sales and marketing programs and trade show presentations for StatView and ECG Stat. In November 2000, we granted Agilent a license to use certain of our StatView technology for integration into Agilent's patient monitoring system. Agilent recently announced that it has agreed to sell its Healthcare Solutions Group, with whom we do business, to Royal Philips Electronics, N.V., a Dutch company.

   GE Medical Systems Information Technologies. GE Medical Systems Information Technologies, or GEMS IT, is a subsidiary of GE Medical Systems Company. GEMS IT manufactures and supplies patient-monitoring products in more than 65 countries worldwide. In January 1997, we signed an agreement granting GEMS IT nonexclusive worldwide distribution rights to the StatView under the trade name IMPACT. We also granted GEMS IT the exclusive right to distribute customized StatView systems, subject to minimum GEMS IT purchase requirements. In January 2000, we signed an extension of this distribution and licensing agreement. Under this extension, GEMS IT will continue to distribute StatView under the trade name IMPACT to its customers globally. We will also directly sell and support the equivalent StatView product to existing GEMS IT customers. In addition, in March 2000, we entered into an agreement with CRITIKON Company, L.L.C., subsequently purchased by GEMS IT, to develop and distribute our AlarmView wireless alarm notification system with DINAMAP(R) monitoring products. Under the terms of the agreement, GEMS IT has agreed to sell a minimum number of AlarmView systems during the first two years of the agreement.

   Medtronic Physio-Control Corp. Medtronic Physio-Control, a subsidiary of Medtronic Corporation, manufactures and sells LIFEPAK(R) defibrillator/monitors and automated external defibrillators. In November 2000, we entered into an agreement with Medtronic Physio-Control that appoints Medtronic Physio-Control the exclusive non-OEM distributor of our wireless alarm notification systems for in-hospital use.

   Additionally, in June 2000, we entered into an agreement with Medtronic Physio-Control for sales, service and distribution of our wireless communication technology products in Europe, including our OEM products. In addition, we have agreed to interface our wireless technologies with Medtronic Physio-Control defibrillators and information systems, which Medtronic Physio-Control has agreed to exclusively distribute worldwide. As part of the technology development agreement, Medtronic Physio-Control's LIFENET(R) RS receiving station, a system which allows hospital-based physicians to view a 12-lead ECG transmission from the field prior to patient arrival, will be enhanced with our ECGStat technology. The system uses GSM cellular networks to transmit a 12-lead ECG to a physician's phone allowing remote physicians to view the data.

   Nellcor Puritan Bennett. Nellcor Puritan Bennett, a subsidiary of Tyco International Ltd., manufactures and sells a wide range of healthcare products, including pulse oximetry monitoring devices, in more than 100 countries worldwide. In February 1999, we entered into an agreement with Nellcor Puritan Bennett under which Nellcor Puritan Bennett paid us to integrate AlarmView with Nellcor Puritan Bennett's products. Nellcor Puritan Bennett also agreed to serve as a nonexclusive distributor of AlarmView. In October 2000, we entered into a distribution agreement with Tyco's Nellcor Puritan Bennett ventilator division. Under the new three-year distribution agreement, we have agreed to develop an interface to allow AlarmView to be used with Nellcor Puritan Bennett ventilators.

   Siemens Medical Systems, Inc. Siemens Medical Systems, a division of Siemens AG, manufactures and sells a wide variety of medical equipment, including life support, anesthesia, and electrocardiography products. In July 1998, we entered into an agreement with Siemens to integrate ECG Stat and StatView with Siemens' Infinity(TM) Patient Monitoring System.

   Welch Allyn Protocol (formerly Protocol Systems, Inc.). Welch Allyn Protocol designs, manufactures and markets patient monitoring instruments and systems in more than 80 countries worldwide and is a leading provider of portable patient monitor devices and systems. In March 1998, we entered into an agreement with Protocol under which Protocol paid us to integrate StatView with Protocol's Flexible Monitoring System. We also agreed to provide Protocol with an OEM system under joint labeling. In April 2000, we entered into a distribution agreement with Protocol for the development and distribution of AlarmView with Protocol's Propaq(R) monitoring products. The agreement enables us to provide a wireless alarm transmission system for hospitals using Protocol's Propaq(R) monitoring products.

 Physician Systems

   We have entered into strategic alliances for our Physician Systems with wireless service providers, medical device manufacturers and other companies to achieve our goals of:

  . increasing distribution of our wireless and Internet products;

  . providing additional back-end features for our product offerings; and

  . allowing for additional revenue opportunities such as transcription and transaction revenues.

   Our strategic alliances for our Physician Systems are as follows:

   Aether Systems, Inc. Aether is a leading provider of wireless data systems and services. In June 2000, we entered into an agreement with Aether for technology integration and development, strategic marketing programs. Under terms of the agreement, we are a preferred healthcare solutions partner for Aether, offering Aether access to our portfolio of wireless and medical products used in charting, prescriptions, and transmitting diagnostic data and vital signs. Aether is our exclusive wireless services provider in the United States, providing wireless network services, devices, and customer support. In addition, Aether works with us to provide wireless connectivity to support our suite of healthcare software solutions.

   Edwards Lifesciences Corporation. Edwards Lifesciences is a leading cardiovascular products and services group. In August 2000, Edwards Lifesciences agreed to pre-purchase licenses for WebChart and to make WebChart available to Edwards Lifesciences' cardiovascular customers.

   ePhones. ePhones is a leading provider of wireless products and services for wireless device fulfillment in healthcare. In August 2000, we entered into an agreement with ePhones to support the distribution of unwiredDr for physicians. Under the agreement, we are the exclusive provider of healthcare services to ePhones. ePhones is our exclusive online fulfillment provider for wireless phones and pagers.

   Laboratory Corporation of America (LabCorp). LabCorp is one of the nation's largest clinical laboratory networks. In October 2000, we entered into an agreement with LabCorp in which physicians will be able to order laboratory tests and receive results through unwiredDr.

   Metrocall, Inc. Metrocall is one of the largest wireless data and messaging companies in the United States. In March 2001, we entered into a licensing, distribution and technology integration agreement with Metrocall. Under the agreement, Metrocall will distribute unwiredDr to their healthcare professional customers, and we will be the exclusive provider of dictation services to those customers. Metrocall also agreed to meet minimum distribution and marketing requirements and we agreed to certain technology development obligations.

   Nextel Communications, Inc. Nextel is a leading provider of fully-integrated wireless communication systems. In December 2000, we entered into a distribution agreement with Nextel to distribute unwiredDr to healthcare professionals who are subscribers of Nextel's voice and data services. Co-marketed by both Data Critical and Nextel, the applications will be available to physicians and other health professionals on a low-cost subscription basis.

   PocketScript, Inc. PocketScript is a leading provider of wireless handheld e-prescribing systems. In September 2000, we entered into an agreement to distribute and develop integrated wireless systems that allow physicians to carry out a full range of clinical functions. Under the agreement, PocketScript agreed to purchase unwiredDr and PocketChart for distribution with PocketScript's handheld wireless devices to physicians nationwide. In addition, we agreed to share technology with PocketScript across clinical functions such as lab transactions and prescription writing so that physicians will be able to utilize all of these everyday functions through a single wireless device.

   Provider Select. Provider Select is an affiliate of Premier, Inc. In July 2000, we entered into an agreement with Provider Select to offer WebChart to member healthcare organizations and affiliated physicians. Under the agreement, our WebChart system will be available to the more than 14,000 non-acute care practices, representing over 44,000 physicians, within Provider Select's membership. The contract is part of Provider Select's larger service portfolio, designed to provide contemporary options to their membership.

   Speech Machines. Speech Machines is a leading speech-to-data Application Service Provider (ASP). In June 2000, we entered into a partnership that will integrate Speech Machines' DictationNet(TM) technology with WebChart, permitting physicians to dictate patient encounter notes directly into a web-based patient chart for the first time. The agreement gives us limited exclusivity within our product category in exchange for meeting minimum service volume requirements for Speech Machines' service offerings.

Customers and Markets

   We currently focus on the healthcare industry because of the particular need of healthcare professionals to have immediate access to time-critical patient data. Our target end user customers are hospitals and physicians in the United States and, to a lesser extent, Canada and Europe. We believe that these groups would benefit from using our Hospital Systems and Physician Systems through reduced costs and increased productivity. Our target markets also include aggregators of individual physicians, including large medical groups, independent practice associations, physician practice management companies and other large organized physician entities. We also target physicians who practice outreach telemedicine. Additionally, we believe that specialist physicians, who have patients requiring immediate medical attention upon sudden change in medical status--such as cardiologists, cardiac surgeons, urologists, nephrologists, obstetricians and gynecologists--would benefit from using our products. Below is a summary of our target markets:

  Hospital System                     Market
  ---------------                     ------
  StatView                            Departments in more than 5,800 hospitals
                                      in the United States.

  AlarmView                           Approximately one million stand-alone
                                      units, including multi-parameter
                                      monitors, pulse oximeters, ventilators,
                                      IV pumps and external defibrillators.

  FlexView Departments in more than 5,000 hospitals in the United States.

  ECG Stat                            Approximately 18,000 cardiovascular-
                                      related departments in U.S. hospitals.

  Paceart Pacemaker Patient Follow-up 7,000 cardiologists who perform pacemaker implants.

  Paceart Arrhythmia Follow-up        25,000 cardiologists and 100,000 general
                                      practitioners.

  Physician System                    Market
  ----------------                    ------
  PocketChart                         Small to medium physician practice groups
                                      and solo practitioners in the United
                                      States.

  WebChart                            30,000 cardiovascular specialists.

  UnwiredDr                           Physician practice groups and solo
                                      practitioners in the United States.

   Most of our direct sales of Hospital Systems were made to hospitals and other end users either concurrently with their new purchases of new Agilent monitoring equipment, or to hospitals that had already installed Agilent monitoring equipment. Sales to GEMS IT, an OEM customer, accounted for approximately 16% of our total revenue in 2000, approximately 19% in 1999 and approximately 55% in 1998. We expect that Agilent and Medtronic Physio-Control will each account for a substantial portion of our total revenue sources for the next 12 to 18 months. Loss of that revenue would harm our business.

Sales, Marketing and Customer Support

 Hospital Systems

   In November 2000, we entered into a strategic distribution alliance with Medtronic Physio-Control. Under this distribution alliance, Medtronic Physio-Control has become the exclusive non-OEM distributor of our wireless alarm notification systems for in-hospital use. In exchange for their exclusive rights, Medtronic Physio-Control agreed to make minimum quarterly payments to us during the first year of the agreement, and to distribute minimum numbers of our products to end users. We have agreed to negotiate new minimum payments and distribution targets for subsequent quarters based on actual historical sales of our products by Medtronic Physio-Control. In addition, as part of our agreement, Medtronic Physio-Control hired substantially all of our direct sales force and installation personnel.

   Medtronic Physio-Control has also agreed to:

  . integrate our old Hospital System sales force with Medtronic Physio-Control's existing sales force;

  . train the existing Medtronic Physio-Control sales force to sell our Hospital Systems, including StatView, AlarmView and FlexView;

  . market and distribute our products, including StatView, AlarmView and FlexView;

  .  include our products in international sales and marketing programs;

  . include our products in Medtronic Physio-Control's national accounts contracts, which provide access to large, national hospital chains;

  . include our products in the global healthcare exchange, an on-line marketplace for medical devices and healthcare products;

  .  provide installation and field services for our Hospital Systems; and

  .  meet minimum sales and end-user distribution levels.

   This new distribution alliance with Medtronic Physio-Control marks an important milestone in our history and signifies a major change in both our financial and business models. In the past, we relied on our own efforts to directly distribute our non-OEM wireless alarm notification systems. In the future, we must rely on a third party for this distribution--including distribution of our three key products, StatView, AlarmView and FlexView, which together accounted for approximately 68% of our Hospital Systems net sales in 2000. Because sales of our Hospital Systems generated approximately 81% of our total revenue in 2000, a substantial portion of our future revenues will depend on Medtronic Physio-Control's ability and efforts to sell our products.

   Our new relationship with Medtronic Physio-Control could expand our Hospital Systems revenues by significantly enhancing our distribution channels, and could augment our existing OEM relationships by providing broader installation and follow-up services than we alone can offer. The relationship could also increase our market penetration as a result of Medtronic Physio-Control's guaranteed minimum end-user distribution targets. However, these end-user distribution percentage targets were not met in the first quarter of 2001.

   In addition to our distribution through Medtronic-Physio-Control, we market and sell our Hospital Systems through cross-marketing and OEM relationships with our strategic partners. Our strategic partners provide field sales people who actively sell and market our Hospital Systems to their respective accounts. We carefully select our strategic partners and work closely with them throughout their sales process to increase our revenue potential.

   Also in November 2000, we agreed to license portions of our proprietary StatView technology to Agilent for the purpose of integrating StatView into Agilent's patient monitoring systems. In return for this three-year license, which grants Agilent certain exclusive rights in respect of product integration for at least the first two years, Agilent has agreed to minimum purchase obligations. This alliance with Agilent marks a new strategy of leveraging the value of our proprietary technology through incorporation into the monitoring products of larger, more well-established companies. We intend to seek similar, additional licensing agreements with other strategic partners.

   We also directly target nurses and nursing professional associations. We maintain an extensive online database of all U.S. hospitals. This database is a key source of sales information covering capital equipment purchase cycles, key decision makers and the status of all contacts made at the account.

   We attend and showcase our Hospital Systems at major trade shows, including those sponsored by the American College of Cardiology, the American Heart Association, the Association of Nurse Executives and the Society of Critical Care Medicine. At many of these trade shows, we co-promote our Hospital Systems in our strategic partners' booths. We also send direct mailings to potential customers promoting our Hospital Systems, and support the external research efforts of institutions that are reviewing technology uses within the healthcare industry.

   We believe that a high level of customer support is necessary to achieve wide acceptance of our Hospital Systems. We provide customer support services for our Hospital Systems twenty-four hours a day, seven days a week. We employ technical support personnel who work directly with our strategic partners and customers. We also provide training programs for our Hospital Systems customers and our strategic alliance partners.

 Physician Systems

   We market and sell our Physician Systems through an internal sales force and through strategic partners. Our strategic partners utilize their sales force to sell our Physician Systems to their current and prospective customers. In addition, we have joint marketing arrangements with the majority of our strategic partners that include shared booth space at medical trade shows, joint distribution of product literature and joint sponsorship of product fairs at medical centers and hospitals. Further, several of our strategic partners provide fulfillment services for our Physician Systems, including fulfilling orders, billing and collections. We believe that our strategic partners allow us to advance and accelerate the deployment of our products using new devices such as cell phones, pagers and personal digital assistants.

   Our sales, marketing and business development resources for our Physician Systems are located at our offices in Washington. Our internal sales force for our Physician Systems targets small physician practices, large medical groups and specialists within hospitals throughout the United States. Attendance at major trade shows, including the American Academy of Family Practice and the Society of Thoracic Surgeons, constitutes our major activity. We also promote our Physician Systems through direct mailings to prospective customers, advertisements in medical informatics journals and through our online store on our company website.

   We believe that attracting and retaining end-users of our Physician Systems requires effective customer service. Therefore, we provide a wide range of customer support services through our customer service personnel, e-mail help desk, telephone support desk and web-based support and training services.

Manufacturing

   Our Hospital Systems manufacturing operations consist primarily of final assembly and testing, quality assurance, packaging and shipping. Our current manufacturing facilities are located in Bothell, Washington and Fairfield, New Jersey. These facilities are regulated by the FDA and must undergo periodic audits for compliance with the FDA's quality system regulations. In September 1999, our Bothell facility qualified for ISO 9001 and EN46001 Certification to the U.S. Registrar Accreditation Board. In January 2001, our Fairfield facility was certified to the same standard. ISO 9001 is the highest level of certification for quality manufacturing in the United States and EN46001 Certification requires meeting additional quality standards in order to manufacture medical devices sold in Europe.

   We currently rely on outside contract manufacturers for certain components of our Hospital Systems. We purchase standard server hardware directly from third-party manufacturers and install our proprietary software on these servers. We rely on single-source suppliers for certain components of our Hospital Systems. We have developed a supplier selection procedure and approved vendor list to maintain quality. In addition, we monitor our suppliers' performance to ensure consistent quality, reliability and yield.

   Our Physician Systems consist solely of software products and do not involve significant material manufacturing operations.

Research and Development

   The emerging market for the use of wireless communications and the Internet in the healthcare industry is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. Advances in operating systems, radio frequency systems and hardware are enabling the rapid proliferation of new solutions.

   Through our research and development efforts, we strive to use the most current technology to ensure that our Hospital Systems and Physician Systems meet the needs of an ever-changing marketplace. We believe that our future success will depend in large part on our ability to continue to maintain and enhance our software applications, wireless technologies and other proprietary technology while simultaneously improving the performance, features and reliability of our Hospital Systems and Physician Systems.

   The success of our new product introductions, for both our Hospital Systems and our Physician Systems, will depend on several factors, including:

  . identification of a realizable market opportunity;

  . definition of new systems;

  . timely completion and introduction of new systems; and

  . market acceptance of our systems.

   To enable us to develop new Hospital Systems and Physician Systems more rapidly, we intend to leverage the ability of our technology to work easily with, and be incorporated into, the products of other companies. In addition, we intend to rely on our alliances with strategic partners for additional research and development resources to create integrated solutions with their products.

   For the twelve months ended December 31, 2000, 1999 and 1998, expenses attributable to research and development for our Hospital Systems totaled $3.5 million, $2.4 million and $2.1 million. For the twelve months ended December 31, 2000, expenses attributable to research and development for our Physician Systems totaled $2.1 million. Because we recently acquired the businesses that develop and market our Physician Systems, for the twelve months ended December 31, 1999 and 1998 there were no expenses attributable to research and development for our Physician Systems. We believe that the timely development of new and enhanced systems and technologies is necessary to remain competitive in the marketplace. Accordingly, we intend to continue recruiting and hiring experienced development personnel, as well as making other investments in research and development.

Competition

 Hospital Systems

   Our Hospital Systems compete primarily with traditional methods of patient monitoring, including direct patient oversight, monitoring through wired systems and voice communications. As we establish a market for our systems, additional entrants will likely be drawn into our market. In addition, one or more of our strategic partners or other medical equipment manufacturers may decide to develop products that directly compete with our systems. For example, in January 2000, SpaceLabs Medical, Inc. announced that it received notification of FDA clearance to market its new Ultraview Clinical Messenger(TM), a multi-parameter waveform wireless paging system. SpaceLabs has stated that it plans to sell the product to hospitals that have SpaceLabs patient monitors. Other potential competitors include traditional monitoring companies such as Agilent, Philips, GEMS IT, Siemens and Datascope. We may be unable to compete successfully with these companies because many of them may have longer operating histories, significantly greater resources, better name recognition and a larger installed base of products and technologies.

 Physician Systems

   Our Physician Systems are subject to competition from both traditional healthcare information system vendors, including IDX Corporation, McKesson/HBOC and Cerner Corporation as well as Internet healthcare companies, including Allscripts, Medscape, WebMD and others. The Internet healthcare industry is intensely competitive and subject to fragmentation, high growth and rapid technological change. Many of these companies have longer operating histories, significantly greater resources, better name recognition and a larger installed base of products and technologies. We may be unable to compete successfully against these organizations.

   Both our Hospital Systems and our Physician Systems compete on the basis of cost-efficiency, enhanced mobility, features, functionality and price. We believe we compete favorably with regard to each of these factors. To maintain and improve our competitive position, we must:

  . continue to prove the benefits of our systems;

  . develop new and improved technologies;

  . market to hospitals, healthcare professionals and consumers; and

  . maintain and continue to create alliances with key manufacturers of complementary medical equipment.

Patents and Intellectual Property Rights

   We rely on a combination of patent, copyright, trademark and trade secret laws and other agreements with employees and third parties to establish and protect our proprietary rights for both our Hospital Systems and our Physician Systems.

   We require each of our officers, employees and consultants to enter into standard agreements containing provisions requiring confidentiality of proprietary information and assignment to us of all inventions made during the course of their employment. We also enter into nondisclosure agreements and limit access to, and distribution of, our software, documentation and other proprietary information.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our systems or may independently develop technologies that are substantially equivalent to ours. Our patent applications may be disallowed or our existing patents may be ruled invalid and unenforceable by a court if we seek to enforce them. In addition, our employees or our commercial partners may breach confidentiality agreements or other contracts we have entered, and we may be unable to enforce our rights.

 Hospital Systems

   Currently, we own six U.S. patents covering claims for various aspects of our Hospital Systems. Subject to our paying maintenance fees, these patents will be in force for a number of years. One expires in 2008, three expire in 2013 and two expire in 2016. We have one pending patent application for which a notice of allowance has been granted.

   We license two patents, certain trade secrets and other intellectual property rights from third parties. We have an exclusive license to U.S. Patent 5,003,984, entitled Apparatus for Alerting a Doctor by Radio to Provide an Alarm for a Patient, from Fukuda Denshi Co., Ltd., a Japanese company. This license has a term of two years that automatically renews unless cancelled by us. The license also automatically terminates upon the occurrence of certain events, such as our filing for bankruptcy, our material breach of the license, or our undergoing a change of control that is adverse to Fukuda. We believe that the Fukuda patent covers claims for most wireless transmission of medical data waveforms, including ECG waveforms.

   We hold a number of registered and unregistered trademarks, service names and domain names that are used in our Hospital Systems business. Generally, federally registered trademarks offer protection for renewable terms of ten years so long as the mark continues to be used in commerce. Our strategic partners have also disclosed and/or licensed to us, for use in our Hospital Systems, source code or output protocols proprietary to their medical equipment and monitoring systems.

 Physicians Systems

   Currently, for our Physician Systems we hold one pending U.S. patent application. We hold a number of registered and unregistered trademarks, service names and domain names that are used in our Physicians Systems business. Our strategic partners have also disclosed and/or licensed to us proprietary technology for use in our Physician Systems.

Government Regulation

 Hospital Systems

   Federal Communications Commission. Our Hospital Systems are regulated by the Federal Communications Commission, or FCC. The FCC requires that wireless access devices meet various standards, including safety standards regarding human exposure to electromagnetic radiation and basic signal leakage. The FCC has approved our radio frequency system components. In addition, we currently hold an FCC license on 22 frequencies in the UHF spectrum. We are also regulated under the Telecommunications Act of 1996 and other federal, state and international laws and regulations.

   Food and Drug Administration. The Food and Drug Administration, or FDA, is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer applications and software are considered medical devices and subject to regulation by the FDA when they are indicated, labeled or intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body.

   StatView, AlarmView, FlexView and ECG Stat are regulated by the FDA because they have been defined as medical devices used in the diagnosis and treatment of disease. Under FDA regulations, medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness: Class I, Class II and Class
III. Class I requires only general controls, including labeling, pre-market notification and adherence to good manufacturing practices. Class II requires general and special controls, which may include general controls, special controls and pre-market approval performance standards and post-market surveillance. Class III requires pre-market approval and notification clearance by the FDA under Section 510(k) of the Federal Food, Drug, and Cosmetic Act. In addition, changes to our systems may also require FDA review and clearance prior to marketing or sale in the United States. The FDA will typically grant 510(k) clearance if we can establish that our device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III device for which the FDA has not yet required the submission of a pre-market approval application.

   StatView, then marketed as CardioPager, received FDA approval as a Class III product in early 1998. ECG Stat is currently classified as a Class II product, grandfathered under the Agilent PalmVue(TM) classification. AlarmView received FDA approval as a Class II product during November 1999. FlexView received initial FDA approval in March 1998 and was subsequently classified as a Class II product in March 2001. In addition, our Paceart products have received FDA approval and have been classified as Class II products.

   In 2000 we discovered a bug in embedded software used in our StatView receivers. We undertook a field action to replace the affected receivers with receivers with upgraded firmware fully remedying the performance issues. We notified the FDA of our action. Upon review, the FDA categorized the action as a Class II recall--meaning that the FDA requires periodic status reports and a certificate of completion. We are in the process of completing the field action.

   All our commercialized products that are defined as medical devices have received FDA approvals to the extent required by law, but we may nevertheless be required to obtain 510(k) clearance for new or modified products. The process of obtaining 510(k) clearance can be expensive and time-consuming, and may require the submission of extensive supporting data. If we fail to obtain 510(k) clearance for any of our new or modified systems, or if the 510(k) process is extended for a considerable length of time, the commencement of commercial sales of these systems will be delayed substantially or indefinitely. In addition continued compliance with FDA regulations could prove to be time consuming, burdensome and expensive, which could impair our ability to introduce new applications or services in a timely manner.

 Physician Systems

   Laws and Regulation of the Internet. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet, and none that we believe specifically regulate our Physician Systems. However, laws and regulations may be adopted that address issues such as online content, user privacy, pricing and characteristics and quality of applications and services. For example, although two key provisions of the act were held unconstitutional, the Communications Decency Act of 1996 prohibited the transmission over the Internet of various types of information and content. Similarly, the Federal Trade Commission began enforcing requirements under the Children's Online Privacy Protection Act in April 2000, which imposed significant compliance burdens in connection with the online collection of personal information from children under 13.

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

 Hospital Systems and Physician Systems

   Healthcare Regulations. Because we are a provider of healthcare related systems, extensive and frequently changing federal regulations also govern the licensing, conduct of operations and other aspects of our business. Federal certification and licensing programs establish standards for day-to-day operation of our research and manufacturing facilities. Regulatory agencies verify our compliance with standards through periodic inspections and testing. Although we have been found to be in compliance with all these standards to date, our facilities may fail future inspections conducted to ensure compliance with federal or any other applicable licenses or certification laws.

   Patient Medical Record Confidentiality Laws. The confidentiality of patient records and the circumstances under which records may be released for transmission through our systems are subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of confidential patient information to implement security measures that could require substantial expenditures. Changes to state or federal laws could materially restrict the ability of healthcare providers to transmit information from patient records using our systems.

   Health Insurance Portability and Accountability Act of 1996. We also must comply with the Health Insurance Portability and Accountability Act of 1996, or HIPAA. In December 2000, a final rule was promulgated by the FDA pursuant to HIPAA, which regulates the use and disclosure of individually identifiable information in any form, whether written, oral or electronic, by health plans, providers and clearinghouses. Under certain circumstances, HIPAA requires patient consent from health plans, healthcare providers, and clearing houses prior to the disclosure of protected identifiable health information. HIPAA also establishes rules about individuals' rights to access or amend their own or someone else's medical information, and to receive written notice of information practices, including uses of such information by health plans, providers and clearinghouses. Such organizations, as well as the companies or other persons they do business with, will need to establish procedures and systems that will help achieve this and to accommodate individuals' requests.

HIPAA and various state laws, in relation to the concern about patient record confidentiality, require holders of medical records to implement security and other necessary measures, which may prove to be expensive and restrict healthcare providers from utilizing our products for the transmission of medical records.

   Because of our relationships with organizations covered by the HIPAA privacy regulations, we will need to provide contractual assurances to those organizations that our products and services are consistent with applicable requirements of the regulations. The regulations will become effective in early 2003, and we are already receiving inquiries from customers about HIPAA compliance. WebChart and our handheld products already contain many features that can assist customers in achieving HIPAA compliance. We intend for all of our products and services to meet applicable HIPAA requirements by the time those regulations become effective.

   The confidentiality of patient records and the circumstances under which records may be released for inclusion in our databases are also subject to other state and federal laws. These laws require holders of medical records to implement security measures that may require substantial expenditures by us or materially restrict the ability of healthcare providers to submit information from patient records using our applications. Congress is also likely to consider legislation that would establish rules about individuals' rights to access their own or someone else's medical information within legislation known as a "patient bill of rights". This legislation, if enacted, would likely define what is to be considered protected health information and outline steps to ensure the confidentiality of this information. Any additional federal or state legislation addressing these issues could negatively affect the way in which we are allowed to conduct business, especially those aspects that involve the collection or use of personal information. Moreover, it may take years to determine the extent to which existing laws governing issues such as property ownership, libel, negligence and personal privacy are applicable to the Internet.

Recent Acquisitions and Other Events

   Elixis Corporation. In April 2000, we acquired Elixis by statutory merger into datacritical.com Inc., our wholly-owned subsidiary. Under the terms of the agreement, we issued 209,991 shares of our common stock. We also paid Elixis' option holders approximately $110,000 in exchange for cancellation of all outstanding Elixis stock options, and we assumed Elixis liabilities of approximately $1,327,000. We believe that Elixis' technology, when combined with the technology we acquired from Physix, will accelerate our ability to create wireless, Internet-based clinical systems. We also plan to take advantage of Elixis' distribution partnerships with leading healthcare companies, such as Edwards Lifesciences, as well as its hospital customers, such as the University of Washington Medical Center and the University of Pennsylvania Health System.

   Paceart Associates, L.P. In September 2000, we acquired all of the outstanding limited partnership interests of Paceart Associates, L.P. and all the outstanding capital stock of its corporate general partner, Paceart G.P., Inc. We paid the former owners of Paceart an aggregate purchase price of $6,162,000 in cash, 300,000 shares of our common stock and a contingent earn-out payment of up to $400,000. Paceart is a leader in the design, manufacture, sales and support of pacemaker-monitoring and arrhythmia-monitoring systems. The Paceart systems offer PC-based software for managing the care of cardiac patients with implanted devices. We believe that Paceart will enhance our access to the overall cardiology market. We expect to leverage Paceart's substantial installed base of cardiologists through our distribution partnerships for unwiredDr and WebChart.

   Agilent Technologies, Inc. In November 2000, we agreed to license portions of our proprietary StatView technology to Agilent for the purpose of incorporation into Agilent's patient monitoring products. In return for this three-year license, which grants Agilent certain exclusive rights in respect of product integration for at least the first two years, Agilent has agreed to significant minimum purchase obligations for the first two years of the agreement.

   Medtronic Physio-Control Corp. In November 2000, we entered into a strategic distribution alliance with Medtronic Physio-Control. Under this distribution alliance, Medtronic Physio-Control has become the exclusive non-OEM distributor of our wireless alarm notification systems for in-hospital use. In exchange for these exclusive rights, Medtronic Physio-Control agreed to make substantial minimum quarterly payments to us during the first year of the agreement, and to negotiate new minimums for subsequent quarters based on their actual historical sales of our products. In addition, as part of our agreement, Medtronic Physio-Control hired substantially all of our direct sales force and installation personnel. See "Sales, Marketing and Customer Support," beginning on page 10.

   Stock Repurchase Program. On November 9, 2000, we announced that our board of directors had approved a stock repurchase program. Under the program, our management is authorized to repurchase on the open market up to 10% of outstanding shares of our common stock from time to time through December 2001. Any shares so repurchased will be held as treasury shares to be used for general corporate purposes, including employment benefit plans, acquisitions and other purposes. On January 23, 2001, we announced that we had filed notice with the National Association of Securities Dealers that our total outstanding shares had declined by 5% as a result of the stock repurchase program.

   Fukuda Denshi Co., Ltd. On February 1, 2001, an amendment to our existing license agreement with Fukuda became effective. Under this amendment, we obtained exclusive rights in the United States to use Fukuda's patented technology to produce and manufacture certain wireless alarm notification devices for the healthcare industry.

   VitalCom Inc. In March 2001, we agreed to acquire VitalCom, a leading provider of wireless patient monitoring systems. Under terms of the agreement, stockholders of VitalCom will receive 0.62 shares of our common stock for each share of VitalCom common stock held. VitalCom will merge with, and will become, our wholly owned subsidiary. Consummation of the merger is conditioned on approval by the stockholders of both companies, as well as certain other events, but the merger is expected to close in June 2001. We believe the proposed merger, if completed, will integrate the technologies of two in-hospital wireless product market leaders and will result in a broader alarm notification and networking portfolio of wireless products for our company, partners and customers. VitalCom develops and manufactures PatientNet(TM), a wireless infrastructure technology that integrates patient information from various manufacturers' monitoring and bedside devices into a single network, making patient information available in real-time. VitalCom's large-scale wireless networks are capable of supporting up to 1,000 patients, and have been installed in more than 100 hospitals throughout the country, including well-known facilities such as Columbia Presbyterian Hospital, Barnes Jewish Hospital and Montefiore Medical Center. We believe that VitalCom's new PatientNet(TM) system, introduced in December 2000, provides high-end, centralized networking and wireless systems. Our strategy will be to leverage VitalCom's PatientNet(TM) technology to integrate our products with VitalCom's products and to help expand sales of PatientNet(TM) through our distribution channels. As a result, we expect to reach a significantly broader market.

Executive Officers

   The following table lists our executive officers, who will serve in the capacities noted until their successors are duly appointed and qualified.

 Name                                      Age Position
 ----                                      --- --------
 Richard L. Earnest......................  58  Chief Executive Officer and
                                                Director

 David E. Albert, M.D. ..................  46  Chief Scientist, Chairman
                                                Emeritus and Director

 Michael E. Singer.......................  38  Executive Vice President,
                                                Corporate Development and Chief
                                                Financial Officer and Director

 Bradley R. Harlow.......................  43  Senior Vice President of
                                                Business Development and
                                                General Manager, Paceart
                                                Division

 Robert A. May...........................  46  Vice President of Hospital
                                                Operations

   Richard L. Earnest (age 58) has served as chief executive officer of Data Critical. He has also served as a director of Data Critical since May 1997. Since December 1998, Mr. Earnest has been the mayor of the city of Del Mar, California and currently serves on the Del Mar city council. From 1995 to 1997, Mr. Earnest served as chief executive officer of Tudor Publishing Company, a private educational software company. From 1993 to 1995, Mr. Earnest was chief executive officer at Demax Software, Inc., a VAX and UNIX security products company. From 1991 to 1993, Mr. Earnest was the chief executive officer at AdvantEDGE Systems Group, a software re-engineering company. From 1989 to 1991, Mr. Earnest was chief executive officer at Peregrine Systems. From 1983 to 1989, he was the president at VM Software, Inc. Mr. Earnest is a director of RSA Security, a computer network security products company, and also serves as a director on the board of various private companies. Mr. Earnest holds a B.S. degree in engineering and a M.S. degree in management from the U.S. Naval Academy.

   David E. Albert, M.D. (age 46) founded Data Critical in October 1992 and serves as chief scientist and chairman emeritus of the board of Data Critical. Prior to founding Data Critical, Dr. Albert served as a consultant to Hewlett-Packard's Cardiology Business Unit from 1990 to 1992. Dr. Albert was president and founder of Corazonix Corp. from 1984 to 1989, and from 1984 to 1987 served as a consultant to Quinton Instrument Co. in Seattle. Dr. Albert holds an A.B. degree from Harvard University and an M.D. from Duke University, and is the holder of ten U.S. patents.

   Michael E. Singer (age 38) has served as executive vice president, corporate development and chief financial officer of Data Critical since June 1999. Mr. Singer has also served as a director of Data Critical since January 2001. Prior to joining Data Critical, from 1992 to 1999, Mr. Singer was an investment banker focusing on mergers, acquisitions and corporate financings for healthcare companies. During that period of time, Mr. Singer served as a principal at Banc of America/NationsBanc Montgomery Securities from 1998 to 1999, vice president at Alex, Brown & Sons from 1997 to 1998 and vice president at Wolfensohn & Co., Incorporated from 1992 to 1997. From 1990 to 1992, Mr. Singer worked at Union Bank of Switzerland in Zurich, Switzerland in global corporate and institutional banking, and in 1986 at the Commission of the European Communities in Brussels, Belgium. Mr. Singer holds a Ph.D. degree from the London School of Economics, a M.A. degree from the Maxwell School of Public Affairs, Syracuse University and a B.A. degree from Washington and Lee University.

   Bradley R. Harlow (age 43) joined Data Critical as vice president and general manager in August 1997 and became senior vice president of business development and general manager of Paceart Division in September 2000. Prior to joining Data Critical, he served as vice president of worldwide sales and marketing at Instromedix, Inc., a producer of ambulatory products that transmit data over phone lines, from 1991 until 1997. From 1989 to 1991, he served as general manager of the avionics/marine department at Icom America Communications Company. Mr. Harlow also held management positions at Spacelabs/ATL Ultrasound from 1982 to 1989 and at Kaiser Industries from 1979 to 1982. Mr. Harlow holds a B.S. in accounting from Oregon State University and an M.B.A. from the Albers School of Business at Seattle University. Mr. Harlow also serves as a director of Prevention Concepts Incorporated, a private ultrasound cardiac risk analysis company.

   Robert A. May (age 46) has served as vice president of hospital operations of Data Critical since November 1999. Prior to joining Data Critical, he served as vice president of manufacturing of Mackie Designs, a professional audio equipment company, from 1997 until 1999. Prior to his role at Mackie Designs, Mr. May held various positions at Medtronic-Physio Control, a developer of medical devices, from 1990 until 1997, including serving as vice president of manufacturing from 1995 until 1997. Mr. May holds both a M.S. degree in Administration and a B.S. degree in biology and psychology from the University of Oregon.

Employees

   During 2000, the number of our employees grew significantly from 86 to 153 employees. As of December 31, 2000, we had 17 employees in manufacturing, 37 in sales and marketing, 22 in services and support, 35 in research and development, 10 in regulatory affairs and 32 in general and administrative functions. In early January 2000, approximately 25 of our employees--mostly in sales and marketing--were-hired by Medtronic Physio-Control as part of our strategic distribution alliance. None of our employees is a member of a labor union or is covered by a collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

ITEM 2. PROPERTIES

   Our principal executive offices and principal Hospital Systems assembly and testing facilities are located in Bothell, Washington, where we lease approximately 17,000 square feet under a lease that expires in June 2004. We also maintain a facility for our Hospital Systems used primarily as an advanced development laboratory in approximately 8,400 square feet of space in Oklahoma City, Oklahoma under a lease that expires in December 2006. Our Paceart division of our Hospital System business operates out of 7,500 square feet of office space in Fairfield, New Jersey under a lease that expires in 2004.

   Our Physician Systems business uses approximately 10,600 square feet of office space in Houston, Texas under a lease that expires in March 2004, and 7,257 square feet of office space in Seattle, Washington under a lease expiring in 2005.

   We own substantially all of the equipment used in our Hospital Systems and Physician Systems facilities, except equipment held under capitalized lease arrangements.

   We believe that our existing Hospital Systems and Physician Systems facilities are adequate to meet our immediate needs and that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

   As of the date hereof, we are not party to any material pending legal proceedings. No such proceedings were terminated during the fourth quarter of the 2000 fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders for the fourth quarter of our 2000 fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Our Common Stock; Holders; Dividends

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

                                                                   High   Low
                                                                  ------ ------
     1999:
     Fourth Quarter (from November 9, 1999)...................... $16.73 $ 9.00

     2000:
     First Quarter .............................................. $50.75 $12.50
     Second Quarter ............................................. $23.94 $ 5.50
     Third Quarter .............................................. $15.75 $ 7.25
     Fourth Quarter ............................................. $10.19 $ 1.25

   We had approximately 192 stockholders of record as of March 28, 2001. Because many shares are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the actual number of stockholders represented by these record holders.

   We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and therefore do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities During 2000

   During 2000, we issued 167,293 shares of common stock pursuant to the exercise of warrants at a weighted average exercise price of $3.00 per share.

   On April 3, 2000, we acquired Elixis by merger with and into our wholly-owned subsidiary, datacritical.com Inc. The merger was accomplished pursuant to an agreement and plan of merger dated as of March 12, 2000, as amended on March 30, 2000. As a result of the merger, each share of Elixis common stock was converted into 0.0407847 shares of our common stock. All of Elixis' stock option plans were terminated prior to completion of the merger, and we paid an aggregate of approximately $110,000 to Elixis' option holders in exchange for cancellation of all outstanding Elixis stock options. A total of 209,991 shares of our common stock were issued to former Elixis shareholders in the merger. In connection with this issuance of our common stock, we granted the former Elixis shareholders certain demand and piggyback registration rights in respect of the shares of our common stock issued to them.

   On June 5, 2000, we completed the sale of 1,230,770 shares of our common stock for approximately $10 million to Aether pursuant to a common stock purchase agreement dated June 2, 2000. In addition, we granted Aether a nine-month option to purchase shares of our common stock worth $10 million. This option expired unexercised in March 2001. We intend to use the proceeds of the sale for general corporate purposes, including, without limitation, for product development, marketing and distribution enhancement. In connection with this sale of our common stock and the grant of the related option, we granted Aether certain demand and piggyback registration rights in respect of shares of our common stock that Aether purchased.

   On September 11, 2000, our wholly-owned subsidiary, datacritical.com Inc., acquired all of the outstanding interests of Paceart pursuant to a limited partnership interest and stock purchase agreement, dated as of August 31, 2000. Under the terms of the purchase agreement, the former owners of Paceart were paid an aggregate cash purchase price of $6,162,000 in exchange for their ownership interests in Paceart. The stockholders of Paceart's corporate general partner also were issued 300,000 shares of our common stock. A portion of the cash consideration payable to the former owners of Paceart was withheld and placed in an escrow account for 18 months following the closing of the acquisition. In connection with this issuance of our common stock, we granted the stockholders of Paceart's corporate general partner certain demand and piggyback registration rights in respect of the shares of our common stock issued to them.

   The issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) and/or Regulation D promulgated thereunder, or other applicable exemption of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in the transactions. All recipients had adequate access through their relationships with Data Critical to information about Data Critical.

   As of December 31, 2000, we had repurchased, under our stock repurchase program, 763,500 shares of our common stock on the open market at an average purchase price of $2.71. Of these repurchased shares, on November 29, 2000 we granted Michael E. Singer 44,500 shares at $2.9375 per share, which grant was deemed to be exempt from registration under the Securities Act in reliance on
Section 4(2) and Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering. In addition, on November 29, 2000 and December 22, 2000, we granted 9,000 and 2,833 of these repurchased shares to certain of our employees at $2.9375 and $1.8125 per share, respectively, for which there may not be any applicable exemption from registration under the Securities Act. We may be subject to a claim for rescission of such grants by the employee recipients of the shares. Under such a claim for rescission, we may be required to make an aggregate payment of approximately $31,572 plus interest from the date of grant. There is no assurance that we will not otherwise be subject to possible additional penalties or fines relating to those grants.

Stockholder Rights Plan

   Pursuant to a rights plan dated June 15, 2000 between ChaseMellon Shareholder Services, L.L.C. and ourselves, on July 21, 2000, we issued a dividend to our common stockholders of approximately 12,245,829 rights (one right for each outstanding share of common stock) to purchase 1/1000 of a share of our Series A participating preferred stock at a price of $75.00 (subject to adjustment) for each 1/1000 of such share. The issuance of the rights was registered under Section 12(g) of the Exchange Act using Form 8-A promulgated thereunder.

Report of Offering of Securities and Use of Proceeds Therefrom

   In November 1999, we completed a firm commitment underwritten initial public offering of 4,025,000 shares of our common stock, including 525,000 shares related to the underwriter's over-allotment option, at a price of $10.00 per share. These shares were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-1 (No. 333-78059), which was declared effective on November 8, 1999. The public offering was underwritten by a syndicate of underwriters led by Donaldson Lufkin & Jenrette (now Credit Suisse First Boston), U.S. Bancorp Piper Jaffray, Warburg Dillon Read LLC and DLJ Direct, Inc. (now CSFB Direct, Inc.). After deducting underwriting discounts and commissions of $2,817,500 and expenses of approximately $932,500, we received net proceeds of approximately $36,500,000 from the offering.

   Through December 31, 2000, net proceeds from the initial public offering of approximately $3.2 million were used to complete mergers and acquisitions, approximately $17.7 million were used for general operating purposes and a net balance of approximately $15.6 million was invested in short-term investments at December 31, 2000.

   As of March 1, 2001, we have invested the net proceeds from our initial public offering in short and long-term investments in order to meet anticipated cash needs for future working capital. We invested our available cash principally in high-quality corporate issuers and in debt instruments of the U.S. Government and its agencies. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the Registration Statement. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Data Critical or their associates, persons owning 10 percent or more of any class of equity securities of Data Critical, or an affiliate of Data Critical.

ITEM 6. SELECTED FINANCIAL DATA

   This summary should be read together with the consolidated financial statements, notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

                                         Year Ended December 31,
                                ---------------------------------------------
                                 1996     1997      1998     1999      2000
                                -------  -------  --------  -------  --------
Selected Financial Data:
Revenues....................... $   190  $   471  $  4,137  $ 9,538  $ 17,834
Net loss attributed to common
 stock.........................  (2,004)  (4,002)   (7,048)  (8,032)  (13,987)
Basic and diluted net loss per
 common share(1)...............   (2.44)   (4.28)    (5.03)   (2.92)    (1.20)
Total assets...................   3,311    1,788     5,625   41,051    43,670
Long-term obligations..........     --     1,641       151    1,169        70
Convertible redeemable
 preferred stock...............   8,282    8,927    19,248      --        --
  Total shareholders equity....  (5,189)  (9,226)  (16,218)  35,565    35,878

--------
(1) For a description of the computation of the net loss per common share see note 1 of the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   We commenced operations in April 1993 to develop communications solutions for individuals needing immediate notification of, and response to, time-critical data. From 1993 through 1996, the majority of our effort focused on expanding our research and development efforts, refining our business plan and developing industry and strategic plans.

   The commercial launch of StatView occurred in early 1998. StatView provided our primary source of revenue for 1998, 1999 and 2000, and we anticipate that it will continue to represent a substantial portion of our revenue for the next 18 to 24 months. We commercially launched AlarmView and FlexView in 2000.

   In 2000, we reorganized into two strategic business unit groups offering products and services tailored for particular market segments. Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires us to describe our reportable segments and provide data consistent with the data that our management uses when allocating resources and assessing performance.

   Our segments are composed of divisions that offer different products and services. Our reportable segments are as follows:

  . Hospital Systems--which design, manufacture, market and service technologies designed primarily for use within the hospital environment; and

  . Physician Systems--which design, manufacture, market and service hand-held and Internet-based wireless technologies for use by physicians and other healthcare professionals.

   In addition, pursuant to our strategic distribution alliance with Medtronic Physio-Control, we have changed our method of Hospital Systems distribution. For the year ended December 31, 2000, substantially all our Hospital Systems revenues were derived either through:

  .  direct sales by our sales and marketing force (approximately 80%); and

  .  sales with OEM and strategic partner alliances (approximately 16.8%).

   In the future, as a result of our distribution alliance with Medtronic Physio-Control, most of our Hospital Systems revenues will be generated by our strategic partners. Although we plan to market and directly distribute our Paceart systems, we nevertheless will be substantially dependent upon the efforts and success of our strategic partners for a majority of our Hospital Systems revenues.

 Technology from the Physix Acquisition

   In December 1999, we acquired substantially all the assets of Physix, including Physix's developmental technologies and the hiring of approximately fifteen employees. In the fourth quarter of 1999, we wrote off approximately $1.8 million of in-process research and development acquired in connection with the Physix acquisition.

   In connection with the Physix acquisition, we conducted a valuation of the assets acquired from Physix, including core technology, assembled workforce and in-process research and development, utilizing the following major assumptions: the revenue and margin contribution of each technology (in-process and future yet-to-be defined); the percentage of carryover of technology from products under development and products scheduled for development in the future; the expected life of the technology; anticipated module development and module introduction schedules; revenue forecasts, including expected aggregate growth rates for the business as a whole and expected growth rates for the Internet content provider industry; forecasted operating expenses, including selling, general and administrative expenses, as a percentage of revenues; and a rate of return of 50% utilized to discount to present value the cash flows associated with the in-process technologies.

   As of the acquisition date, Physix's significant ongoing research and development projects included development of new wireless Internet-based physician tool technologies, including subscription-based e-commerce functionality. At the time of the acquisition, these projects had an estimated aggregate completion percentage of approximately 38% and an anticipated product completion date range from 6 to 12 months.

   In January 2000, shortly after completion of the Physix acquisition, we estimated the cost to complete initial development and integration of this technology to be approximately $883,000. The magnitude of development efforts needed to complete these initial developments is periodically reviewed by us.

 Technology from the Elixis Acquisition

   In April 2000, we acquired Elixis, including Elixis' developmental technologies and the hiring of approximately 27 employees. In the second quarter of 2000, we wrote off approximately $2.8 million of in-process research and development acquired in connection with the Elixis acquisition.

   In connection with the Elixis acquisition, we conducted a valuation of the assets acquired from Elixis, including core technology, assembled workforce and in-process research and development, utilizing the following major assumptions: the revenue and margin contribution of each technology (in-process and future yet-to-be defined); the percentage of carryover of technology from products under development and products scheduled for development in the future; the expected life of the technology; anticipated module development and module introduction schedules; revenue forecasts, including expected aggregate growth rates for the business as a whole and expected growth rates for the Internet content provider industry; forecasted operating expenses, including selling, general and administrative expenses, as a percentage of revenues; and a rate of return of 45% utilized to discount to present value the cash flows associated with the in-process technologies.

   As of the acquisition date, Elixis' significant ongoing research and development projects included development of new Internet-based physician tool technologies, including subscription-based e-commerce functionality. At the time of the acquisition, these projects had an estimated aggregate completion percentage of approximately 65% and an anticipated product completion date range from 4 to 8 months.

   In May 2000, shortly after completion of the Elixis acquisition, we estimated the cost to complete initial development and integration of this technology to be approximately $430,000. The magnitude of development efforts needed to complete these initial developments is periodically reviewed by us.

 Technology from the Paceart Acquisition

   In September 2000, we acquired Paceart, including Paceart's core technology and the hiring of approximately 35 employees. We recorded no write-off of in-process research and development in connection with the Paceart acquisition.

   In connection with the Paceart acquisition, we conducted a valuation of the assets acquired from Paceart, including core technology and assembled workforce, utilizing the following major assumptions: the revenue and margin contribution of each technology; the percentage of carryover of technology from products under development and products scheduled for development in the future; the expected life of the technology; revenue forecasts, including expected aggregate growth rates for the business as a whole and expected growth rates for the pacemaker, defibrillator and arrhythmia patient management system industry; and forecasted operating expenses, including selling, general and administrative expenses, as a percentage of revenues.

 Acquisition Risks

   As a part of the valuations discussed above, management estimates and assumptions were made. While we believe that the assumptions were made in good faith and were reasonable when made, such assumptions remain largely untested, as some of the technology is not yet in service and the other products have been in service for only a limited period of time. Accordingly, our assumptions may prove to be inaccurate, and we may not realize the revenues, gross profit, growth rates, expense levels or other variables set forth in such assumptions.

   Significant technology development efforts may be necessary before any one of these products can successfully be completed and integrated into our wireless communication products. The wireless Internet-based physician tool technology must be developed in a manner compatible with the changing protocols and standards that are emerging in the wireless industry, and will be greatly influenced by emerging trends, protocols and standards.

   The direct impact of the wireless Internet-based physician tool technology on current and future results of operations, liquidity and capital resources is not known. While we are positioning ourselves for, and are expending considerable resources in anticipation of, wireless Internet medical transaction revenues, we may not be able to timely or successfully develop Internet-based physician tool technology, which could harm our business.

   We anticipated receiving a number of synergies as a result of the Physix, Elixis and Paceart acquisitions, including gaining knowledgeable staff and acquiring products and services--in some cases at least partially developed-- which together may reduce time-to-market for subsequent wireless Internet product development and implementation. We anticipate that any successful wireless Internet products or services will, when generating material revenues, yield economies of scale in company-wide selling, general and administrative expenses. We anticipate that any successful products or services will, when generating material revenues, yield economies of scale in company-wide selling, general and administrative expenses. However, there can be no assurance that we will realize any of such benefits.

 Recent Developments

   On March 12, 2001, we entered into an agreement and plan of merger to acquire VitalCom. Pursuant to the merger agreement, and subject to the approvals of both our and VitalCom's stockholders, among other conditions, a newly-formed, wholly-owned subsidiary owned by us will merge with and into VitalCom. VitalCom will be the surviving corporation and will become our wholly-owned subsidiary. At the effective time of the merger, each outstanding share of VitalCom common stock will be exchanged for 0.62 shares of our common stock. In addition, outstanding VitalCom employee options to purchase VitalCom common stock will be assumed by us and will become options to purchase shares of our common stock. The exercise price and number of shares subject to such employee options will be appropriately adjusted to reflect the 0.62 exchange ratio. On March 16, 2001 there were 8,266,419 shares of VitalCom common stock outstanding.

 Results of Operations

   The following table sets forth for the periods indicated the percentage of revenue of certain line items included in our statement of operations data:

                                     Year Ended
                                    December 31,
                                 ----------------------
                                  1998    1999    2000
                                 ------   -----   -----
   Revenue.....................   100.0 % 100.0 % 100.0 %
   Cost of revenue.............    44.5 %  37.9 %  42.9 %
                                 ------   -----   -----
       Gross margin............    55.5 %  62.1 %  57.1 %
   Operating expenses:
     Acquired in-process
      research and
      development..............            18.4 %  15.7 %
     Research and development..    50.9 %  25.3 %  31.5 %
     Sales and marketing.......    84.4 %  45.2 %  47.3 %
     General and
      administrative...........    59.8 %  42.1 %  40.4 %
     Depreciation and
      amortization.............     4.9 %   2.9 %  10.1 %
                                 ------   -----   -----
       Total operating
        expenses...............   200.0 % 133.9 % 145.0 %
                                 ------   -----   -----
       Loss from operations....  (144.4)% (71.8)% (87.9)%
   Interest income (expense),
    net........................     3.7 %   0.4 %   9.5 %
                                 ------   -----   -----
       Net loss................  (140.7)% (71.4)% (78.4)%
                                 ======   =====   =====

Years Ended December 31, 1998, 1999 and 2000

 Revenues

   The following table presents our total revenues for each of the three years ended December 31, 1998, 1999 and 2000 (in millions, except percentages).

                                                  Year Ended December 31,
                                            ------------------------------------
                                               1998        1999         2000
                                            ----------- ----------- ------------
   Revenues
   Hospital Systems........................ $4.1 100.0% $9.5 100.0% $16.0  89.9%
   Physician Systems.......................   --   0.0%   --   0.0%   1.8  10.1%
                                            ----        ----        -----
      Total Revenues.......................  4.1 100.0%  9.5 100.0% $17.8 100.0%
                                            ====        ====        =====

   We achieved record total revenues in 2000, as total revenues increased 87.4% over 1999 and 334.1% over 1998. This increase represents continued progress in our efforts to grow revenues by expanding operations and introducing new products. The contribution that each business segment made to this growth is discussed below.

 Hospital Systems Revenues

   Through December 31, 2000, we primarily sold our Hospital Systems through a national direct field sales force, co-marketing alliances with strategic partners and OEM arrangements. Our direct sales force regularly worked together with the sales teams of our strategic partners, in particular Agilent, Siemens and Welch Allyn Protocol. Effective January 1, 2001, Medtronic Physio-Control is the exclusive non-OEM distributor of our wireless alarm notification systems for in-hospital use. Our agreement with Medtronic Physio-Control significantly changes our business model from a strategy of direct distribution of our hospital alarm notification products to a heavy reliance on third-party distribution. This change does not affect our continued ability to sell our alarm notification products through our OEM relationships.

   Revenues from direct sales of our Hospital Systems are generally recognized upon installation; revenue from OEM sales of our Hospital Systems is generally recognized upon shipment; revenue generated from installation and training fees is recognized upon completion of the related services; and revenue from annual software maintenance fees is deferred and recognized over the term of the applicable agreement. These revenue recognition principles are consistent with Statement of Position 97-2, Software Revenue Recognition, as amended by Statements of Position 98-4 and 98-9. We will generally recognize revenue upon shipment of Hospital Systems sold through Medtronic Physio-Control.

   For the year ended December 31, 2000, Hospital Systems and related support revenues increased from $9.5 million to $16.0 million, or approximately 68.4% over the year ended December 31, 1999. Of this increase, continued sales of our StatView system through both direct and OEM channels comprised $4.7 million. The remaining $1.8 million of increased Hospital Systems revenue was from new product offerings associated with our year 2000 acquisitions.

   For the year ended December 31, 1999, total Hospital Systems and related support service revenues increased from $4.1 million to $9.5 million, or approximately 131.7%, over the year ended December 31, 1998. This increase resulted primarily from an increase in the average selling price of our products, as well as an increase in overall volume from our OEM arrangement with GEMS IT, combined with sales by our direct sales force and co-marketing activities with our strategic partners.

 Physician Revenues

   Revenues from our Physician Systems consist primarily of software license sales of our WebChart product and secondly from our wireless and hand-held applications, which include PocketChart. For our WebChart product, our direct sales force regularly worked together with the sales teams of our strategic partner Edwards Lifesciences. Service and support fees consist of installation services and support contracts for our Physician Systems. Subscription fees consist of recurring charges primarily from users of our Internet-based, wireless and ASP products.

   2000 was the first year in which we obtained sales in this business segment. The sales are from our PocketChart and WebChart products, which we obtained in the Physix and Elixis acquisitions. Sales from these products in 2000 were $1.8 million, of which PocketChart sales accounted for approximately $1.3 million. Because of the competitive pressures and start-up nature of the Physician Systems technologies, operating margins were $0.9 million.

 Deferred Revenues

   Deferred revenue was $0.4 million, $1.3 million and $1.8 million at December 31, 1998, 1999 and 2000. This deferred revenue resulted primarily from the recognition of systems shipped but not installed and software maintenance fees. We recognize revenue that had been deferred upon shipment when the system is installed and recognize revenue from software maintenance agreements generally over one year terms. We expect that deferred revenue from software maintenance agreements will represent a decreasing percentage of revenue in future periods. We expect deferred revenue from these types of contracts to vary as a percentage of revenue from quarter to quarter.

Operating Expenses

   The following table and related discussion highlights our operating expenses for the years ended December 31, 1998, 1999, and 2000 (in thousands, except percentages).

                                                 Year Ended December 31,
                                          -------------------------------------
                                             1998         1999         2000
                                          ----------- ------------ ------------
Revenue.................................. $4,137 100% $ 9,538 100% $17,834 100%
Cost of revenue..........................  1,841  45%   3,612  38%   7,654  43%
                                          ------      -------      -------
    Gross margin.........................  2,296  55%   5,926  62%  10,180  57%
                                          ------      -------      -------
Operating expenses:
  Acquired in-process research and
   development...........................               1,758  18%   2,800  16%
  Research and development...............  2,104  51%   2,410  25%   5,615  32%
  Sales and marketing....................  3,490  84%   4,312  45%   8,438  47%
  General and administrative.............  2,475  60%   4,016  42%   7,198  40%
  Depreciation and amortization..........    201   5%     281   3%   1,805  10%
                                          ------      -------      -------
    Total operating expenses.............  8,270 200%  12,777 134%  25,856 145%
                                          ------      -------      -------

Cost of Revenue

   Cost of revenue for our Hospital Systems includes cost of purchased components, cost of contract manufacturing, labor for assembly and installation, and overhead. Although a number of the components used in our Hospital Systems are readily available, some of these components are specifically manufactured for us. Due to the significant investment in capital equipment that would be necessary to manufacture these items in-house and the relatively low volumes we require, we have chosen to utilize contract-manufacturing firms to manufacture these components. We generally purchase these components under contracts that provide for fixed unit costs with incentives for process and design improvements that result in future manufacturing cost savings.

   Cost of revenue for our Physician Systems includes costs associated with building, maintaining, installing and upgrading our physician applications and data centers and purchased hardware.

   For the year ended December 31, 2000, the combined cost of revenues for our Hospital Systems and our Physician Systems increased from $3.6 million to $7.7 million, or approximately 114% over the year ended December 31, 1999, and increased as a percentage of total revenues from approximately 38% to approximately 43%. The increase in cost of revenues was primarily attributable to additional expenses for companies acquired during the year. As we continue to experience increases in consumer adoption of our Physician Systems, we expect costs of revenues to increase in connection with anticipated increases in revenues.

   For the year ended December 31, 1999, the combined cost of revenues for our Hospital Systems and our Physician Systems increased from $1.8 million to $3.6 million, or approximately 100.0%, over the year ended December 31, 1998, and decreased as a percentage of total revenue from approximately 45% to approximately 38%. The increase in costs of revenues in absolute dollars was primarily as a result of increased revenue from the sales of our Hospital Systems.

Research and Development

   Research and development expenses consist primarily of costs incurred for new application development, software application upgrades, and for enhancements to and maintenance of our product offerings. These costs consist primarily of personnel, travel and contract engineering services. We believe research and development costs will continue to increase in absolute dollars as we expand our product offerings.

   For the year ended December 31, 2000, combined research and development expenses for our Hospital Systems and our Physician Systems increased from $2.4 million to $5.6 million, or approximately 133% over the year ended December 31, 1999. The increase in research and development expenses was primarily due to the inclusion of related costs from companies acquired during 2000, as well as an increase in the number of technical employees required to support additional growth of our products and services.

   For the year ended December 31, 1999, combined research and development expenses for our Hospital Systems and our Physician Systems increased from $2.1 million to $2.4 million, or approximately 14% over the year ended December 31, 1998. The $0.3 million increase in research and development expenses for the year ended 1999 was a result of our continued developmental focus on our Hospital Systems.

Sales and Marketing

   Sales and marketing expenses include costs to acquire and retain users of our products, the operating expenses associated with our company-wide ongoing sales and marketing efforts, and other general marketing costs to support our multiple products and services. Typical expenses consist of personnel, sales commissions, trade show and advertising expenses, telecommunications costs and consulting fees. We believe sales and marketing expenses will modestly decline in connection with the change in our Hospital Systems business model to a third-party distribution model. However, we our obligated to comply with various co-marketing agreements in both our Hospital Systems and Physician Systems business segments.

   For the year ended December 31, 2000, combined sales and marketing expenses for our Hospital Systems and our Physician Systems increased from $4.3 million to $8.4 million, or approximately 95% over the year ended December 31, 1999, and increased from approximately 45% to approximately 47% as a percentage of total revenues. The increase in sales and marketing expenses for the year ended December 31, 2000 was primarily due to the addition of costs from companies acquired during 2000, sales commissions related to Hospital Systems volume increases, and advertising and promotion costs associated with our Physician Systems brand-building and marketing strategy initiatives.

   For the year ended December 31, 1999, combined sales and marketing expenses for our Hospital Systems and our Physician Systems increased from $3.5 million to $4.3 million, or approximately 23% over the year ended 1998, and decreased as a percentage of total revenues from approximately 60% to approximately 42%. Sales and marketing expenses for the year ended December 31, 1999 increased primarily from costs related to additional direct and indirect workforce requirement to promote and launch new products and an increase in trade shows appearances and public relations and advertising efforts in support of our products and services.

General and Administrative

   General and administrative expenses consist primarily of costs related to the finance, administrative and other personnel functions necessary to support our business and our strategic initiatives. We believe general and administrative expenses will continue to increase slightly as we expand staff and incur expenses associated with being a public company.

   For the year ended December 31, 2000, combined general and administrative expenses for our Hospital Systems and our Physician Systems increased from $4.0 million to $7.2 million, or approximately 80% over the year ended December 31, 1999. The increase in general and administrative costs primarily resulted from the addition of expenses from companies acquired during 2000, as well as increases in fees for director and officer liability insurance, investor relations programs, professional accounting, finance, and legal services associated with compliance with public reporting requirements and other strategic initiatives.

   For the year ended December 31, 1999, combined general and administrative expenses for our Hospital Systems and our Physician Systems increased from $2.5 million to $4.0 million, or approximately 60% over the year ended December 31, 1998. The increase in general and administrative costs for the year ended December 31, 1999 resulted from the addition of administrative personnel and the use of contractors to support the growth of our business and increases in salary and bonuses for existing personnel.

Depreciation and Amortization

   Combined depreciation and amortization expense for our Hospital Systems and our Physician Systems increased to $1.8 million for the year ended December 31, 2000 compared to $0.3 million for the year ended December 31, 1999 and $0.2 million for the year ended December 31, 1998. The increase during 2000 resulted primarily of goodwill amortization from the Elixis and Paceart acquisitions, completed in April and September 2000, respectively.

Interest Income (Expense), Net

   For the year ended December 31, 2000, interest income (expense), net increased from $0.04 million to $1.7 million over the year ended December 31, 1999 from the increase in investment income from cash equivalents and short-term investments purchased with proceeds of our initial public offering. Interest income (expense), net decreased from $0.2 million in 1998 to $0.04 million in 1999. The decrease from 1998 to 1999 in interest income (expense), net is primarily attributable to a decrease in interest earned on cash and cash equivalents and short-term investments from issuance of preferred stock in 1998 used in operations through 1999 until our initial public offering in November 1999.

Provision for Income Taxes

   Due to our history of net operating losses, we currently pay no federal or state income tax. As of December 31, 2000, we had approximately $10.5 million of net operating loss carry forwards for federal income tax purposes, which expire beginning in 2008, and approximately $0.5 million of research and experimentation credits. Federal and state law restrictions, including those related to ownership changes in our voting stock, as defined in the Internal Revenue Code, will limit our ability to use these net operating losses to offset future income tax obligations in any one year.

Liquidity and Capital Resources

   The following table calculates the net operating loss before depreciation and amortization (in thousands):

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    1998     1999      2000
                                                  --------  -------  --------
   Net operating loss............................  $(5,974) $(6,851) $(15,676)
   Depreciation and amortization.................      201      281     1,805
                                                  --------  -------  --------
   Net operating loss before depreciation and
    amortization.................................  $(5,773) $(6,570) $(13,871)
                                                  ========  =======  ========

   The following table and related discussion highlights our cash flows for the year ended December 31, 1998, 1999 and 2000 (in thousands):

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    1998     1999      2000
                                                  --------  -------  --------
   Net cash used in operating activities......... $ (5,341) $(4,299)  $(8,045)
   Net cash used in investing activities.........     (394)  (2,236)  (11,693)
   Net cash provided by financing activities.....    7,923   37,458     5,710

   As of December 31, 2000, we had $19.9 million of cash and cash equivalents, down from $34.0 million at December 31, 1999. As of December 31, 1998 we had cash and cash equivalents of $3.1 million. As of December 31, 2000, our principal commitments consisted of obligations outstanding under capital and operating leases. Since inception, we have satisfied our liquidity needs primarily from the net proceeds of approximately $64.7 million generated through private and public sales of common and preferred stock and, to a lesser extent, from bank borrowings and advance deposits received from customers on open orders.

   Net cash used in operating activities was $8.0 million in the twelve months ended December 31, 2000, $4.3 million in 1999 and $5.3 million in 1998. Net cash used in operating activities for each of these periods primarily consisted of net losses as well as increases in accounts receivable, prepaid expenses and inventories partially offset by increases in accounts payable and other current liabilities, net deferred revenue and depreciation and amortization. Working capital decreased to $17.9 million at December 31, 2000 from $33.1 million at December 31, 1999, primarily due to $11.7 million used in investing activities and net losses from operating activities, offset somewhat by proceeds of $10.0 million from issuance of common stock. Working capital increased to $33.1 million at December 31, 1999 from $2.3 million at December 31, 1998, primarily due to net proceeds of $36.5 million received from the sale of our common stock, offset by net losses from operating activities.

   Net cash used in investing activities was $11.7 million in the twelve months ended December 31, 2000, $2.2 million in 1999 and $0.04 million in 1998. Net cash used in investing activities in the twelve months ended December 31, 2000 consisted of $6.0 million used for our acquisition of Paceart, $3.1 used for our investment in PocketScript, Inc, $1.7 million for purchases of equipment and $0.8 million for loans and other assets. In 1999, $1.5 million was used for our acquisition of the assets of Physix and $584,000 for purchases of equipment and systems, while 1998 primarily consisted of purchases of equipment and systems, including computer equipment.

   Net cash provided by financing activities was $5.7 million for the twelve months ended December 31, 2000, $37.5 million in 1999 and $7.9 million in 1998. Net cash provided by financing activities during 2000 included proceeds of $10.1 million from the issuance of common stock, principally to Aether, offset by $2.0 million used to purchase treasury stock and $2.4 million used for payment on notes payable and lines of credit. Net cash provided by financing activities during 1999 consisted of net proceeds of $36.5 million from the sale of our common stock and net proceeds of $2.2 million issuance of notes payable and lines of credit, partially offset by $1.2 million in notes payable and lines of credit repayments. Net cash provided by financing activities during 1998 was primarily due to the issuance of $539,000 of convertible notes, net proceeds of $7.0 million from the issuance of preferred stock, and proceeds from the issuance of $450,000 of debt obligations.

   From January 1, 1998 through December 31, 2000, we have invested a total of approximately $2.7 million in fixed assets, consisting primarily of computer equipment, software, production test and demonstration equipment, leasehold improvements and office furniture. We expect to spend an additional $400,000 over the next 12 months for additional fixed assets, principally for computer equipment and software.

   Our common stock price is near its historical low. As a result, our stock options have become a less attractive element of compensation. Cash payments may become a greater percentage of compensation, which would affect our liquidity.

   In November 2000, we initiated a stock repurchase program. We have repurchased approximately 5% of our outstanding stock at an aggregate purchase price of approximately $2.1 million. We may continue to make repurchases pursuant to the program, which would affect our liquidity and earnings per share.

   We currently anticipate that we will continue to experience growth in our operating expenses as we enter new markets for our products and services, increase our marketing activities, increase our research and development spending, develop new distribution channels, expand our infrastructure, and improve our operational and financial systems. These operating expenses will consume a significant amount of our cash resources. Management believes that our current cash balances, our net proceeds from financing activities during 2000 and our anticipated revenue growth will be sufficient to meet our anticipated cash needs for working capital and capital expenditures throughout 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Factors that may affect our future liquidity requirements include, among others, our decreased stock option value and purchases made pursuant to our stock repurchase program. In addition, some of our investments may decline in value, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. If current cash and cash that may be generated from future operations are insufficient to satisfy our liquidity requirements, we may need to seek additional funds through public or private equity financing, or from other sources, including the sale of certain of our assets. However, there is no certainty that we may be able to obtain adequate or favorable financing, and any financing we obtain may dilute the ownership interest of our shareholders prior to the financing. In addition, we may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

   Another factor that may affect our revenue and our revenue growth is our reliance on third parties for sales of our product. We expect to derive a substantial portion of our revenue in 2001 from our new agreements with Medtronic Physio-Control and Agilent. If either of these parties fail to perform as expected, our revenue will decrease and our cash flow will be negatively affected. In such event, we may be required to drastically reduce our planned capital expenditures, such as for research and development, sell some or all of our assets, or cease doing business.

Lines of Credit; Notes Payable

   We have two standby letters of credit of approximately $170,000 each, secured by certificates of deposit. As of December 31, 2000, no outstanding borrowings against these lines of credit exist. The instruments were issued to provide collateral for our Bothell facility lease. These certificates automatically renew annually in March and December for as long as the letters of credit are in place and we maintain adequate cash reserves for collateralization.

   We have a lease line of credit for up to $1.0 million, comprised of $800,000 to finance equipment and $200,000 to finance equipment, leasehold improvements and software. Advances under the lease line are no longer available. Each advance was payable over 36 months in equal installments. We had outstanding borrowings of $161,000 and $100,000 as of December 31, 1999 and 2000, respectively. As part of this lease line, the lender received a warrant to purchase 12,500 shares of Series D preferred stock at an exercise price of $4.00 per share. This warrant, which became exercisable for 12,500 shares of our common stock upon completion of our initial public offering, expires upon the earlier of April 27, 2006 or five years after our initial public offering.

   In April 1999, we established a subordinated debt facility totaling $1.5 million. The six-month lending term expired in October 1999. Loans made under this debt facility were secured by substantially all of our assets, subordinated to commercial bank loans. Advances under this debt facility were limited to $500,000 or more per advance. 11.0% interest-only payments were payable for the first 12 months followed by 24 months of interest plus equal monthly principal payments. As of December 31, 1999, $987,000 was outstanding under this debt facility. This entire outstanding balance was repaid in January 2000. In connection with this debt facility, the lender received an option to purchase up to 105,000 shares of Series D preferred stock at a purchase price of $5.00 per share. The lender exercised this option in full on October 25, 1999.

   Additionally in April 1999, we established a non-cancelable statutory finance lease facility totaling $214,000. The finance lease agreements were funded in three installments from April to August 1999 and were secured by the leased property. The leases are payable in 36 equal installments plus 16.6% interest on the declining balances. We had outstanding borrowings of $179,000 and $114,000 as of December 31, 1999 and 2000, respectively.

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

   In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. Statement No. 137 defers the effective date of Statement No. 133 for one year. Statement No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because we currently hold no material derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations.

   In December 1999, SEC Staff Accounting Bulletin: No. 101--"Revenue Recognition in Financial Statements" (SAB 101) was issued. This pronouncement summarizes certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB 101 for the year ended December 31, 2000. We believe our practices are in conformity with this guidance.

   In March 2000, FASB released FASB interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non compensatory plan and the accounting consequences of various modifications of the terms of a previously fixed stock option or award. We believe that our practices are in conformity with this guidance, and therefore interpretation No. 44 will have no impact on our financial statements.

   In March 2000, the EITF reached a consensus on EITF Issue 00-3. This consensus indicates that a software element covered by AICPA SOP 97-2 is only present in a software hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Therefore, SOP 97-2 only applies to hosting arrangements in which the customer has such an option. Arrangements that do not give the customer such an option are service contracts and are outside the scope of SOP 97-2. The Task Force observed that hosting arrangements that are service arrangements may include multiple elements that affect how revenue should be attributed. We recognize revenue related to software hosting as service is provided, therefore this consensus is not expected to have any material effect on our results of operations or our financial position.

Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

 We have incurred losses since inception and may never be profitable, which could result in a decline in the value of our common stock and a loss of your investment.

   We expect to continue to incur operating losses for at least the next 12 to 18 months, and possibly longer. We experienced net losses of $8.6 million from inception through December 31, 1997, $5.8 million in 1998,

$6.8 million in 1999 and an additional $13.9 million in 2000. As of December 31, 2000, our accumulated deficit was approximately $39.0 million. We anticipate incurring significant marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to achieve and sustain profitability. We may never earn profits and, if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis. As a result, the market price of our stock may decrease.

 Our inability to maintain or expand sales of StatView or our other Hospital Systems will reduce our revenue.

   During 1998 and 1999, all of our revenue was derived from sales of our Hospital Systems, a substantial portion of which were attributable to sales of StatView. During 2000, approximately 90% of our total revenue was derived from sales of our Hospital Systems and approximately 76% of our total revenue was attributable to sales of StatView. We expect our Hospital Systems will continue to represent a substantial portion of our total revenue for at least the next 18 to 24 months. Any factors that reduce the pricing of, demand for or market acceptance of our Hospital Systems or StatView, including competition or technological change, could significantly reduce our revenue and harm our business.

 Our business may fail if Medtronic Physio-Control or Agilent do not successfully perform their agreements with us.

   By entering into our distribution agreement with Medtronic Physio-Control and our new license agreement with Agilent, we now rely on these two companies for sales and installations of most of our Hospital Systems. Prior to this change, direct sales of our three key products--StatView, AlarmView and FlexView--accounted for the majority of the total sales of our Hospital Systems. These sales equalled 68% of total sales for 2000. Consistent with our new distribution model, we transferred substantially our entire Hospital Systems sales and installation force to Medtronic Physio-Control.

   Pursuant to our agreement with Medtronic Physio-Control, Medtronic Physio-Control has agreed to:

  . integrate our old Hospital System sales force with Medtronic Physio-Control's existing sales force;

  . train the existing Medtronic Physio-Control sales force to sell our Hospital Systems, including StatView, AlarmView and FlexView;

  . market and distribute our products, including StatView, AlarmView and FlexView;

  .  include our products in international sales and marketing programs;

  . include our products in Medtronic Physio-Control's national accounts contracts, which provide access to large, national hospital chains;

  . include our products in the global healthcare exchange, an on-line marketplace for medical devices and healthcare products;

  .  provide installation and field services for our Hospital Systems; and

  .  meet minimum sales and end-user distribution levels.

   If Medtronic Physio-Control and Agilent do not successfully perform, we will need to rebuild our direct sales and installation forces or find a new distributor to sell our products. If we are unsuccessful finding alternate means to distribute our products, our business may fail.

 Because our existing capital resources may be insufficient to fund our product and business development efforts, we may have to curtail or cease operations.

   Although we expect that our current cash resources are sufficient to meet our planned capital requirements for at least the next 12 months, we may need to raise additional capital sooner than presently anticipated to:

  .  support expansion;

  .  develop new or enhanced systems;

  .  respond to competitive pressures;

  .  acquire complementary businesses or technologies; or

  .  take advantage of other unanticipated opportunities.

   If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital, if needed, may be unavailable on satisfactory terms, or not at all. Our failure to raise additional capital on acceptable terms when needed would require us to scale back our operations, reduce our work force and sell or license to others technology we would otherwise seek to develop or commercialize ourselves. Our inability to raise adequate additional capital in a timely manner could force us to forgo business opportunities, curtail our development or even cease operations.

 Our competing methods of distributing our Hospital Systems may cause conflicts among our partners and distributors and confusion of the end-user, resulting in harm to our business.

   Our Hospital Products are distributed both through our distribution partners and our OEM partners. In some cases these two channels are competing for sales to the same end customers. These conflicts can potentially result in disputes between our partners, disputes between us and our partners and confusion of the end customer. Failure to manage these issues adequately could cause substantial harm to our distribution process and reduce our revenues.

 If Agilent or Medtronic Physio-Control fail to distribute our products to their customers, we could receive reduced minimum payment guaranties or our relationships with those companies could end, resulting in significant harm to our business.

   Under their agreements with us, Medtronic Physio-Control and Agilent guaranty us minimum quarterly revenues. If either company fails to meet those minimums through sales to its customers in any quarter, it is obligated to meet its minimums by purchasing product from us for its own account.

   Under our license agreement with Agilent, we have agreed to the amount of the minimums for each quarter of 2001 and 2002. The parties have agreed to renegotiate minimums annually thereafter. If the parties fail to agree on minimums for any subsequent period, the license arrangement may cease to be exclusive and the guarantied payment obligation will be terminated.

   Under the Medtronic Physio-Control distribution agreement, the guarantied obligations are renegotiated annually for periods after 2001 to levels reflective of actual historical sales by Medtronic Physio-Control to its customers. The Medtronic Physio-Control agreement allows us to terminate the agreement in the event that Medtronic Physio-Control fails to sell a specified percentage of its minimum sales obligations to its customers in two consecutive quarters. This minimum end-user distribution percentage target was not met in the first quarter of 2001.

   Pursuant to these agreements, the minimum payment obligations of Agilent and Medtronic Physio-Control may be reduced or, in the case of Medtronic Physio-Control, the agreement terminated. If this happens and we are unable to find an alternate means to distribute our products and services, our business will be substantially harmed.

 If our relationships with our strategic corporate partners are not successful, our business will be harmed.

   We are dependent upon several of our partners for key functions, such as sales and distribution of our products. Our key distribution partners, such as Medtronic Physio-Control, Agilent, Edwards Lifesciences and

Tyco have substantially more resources than we do. In most cases, we are more dependent on these relationships than are our partners. Because of these disparities, we may be:

  . unable to fully enforce our rights under our agreement with our partners;

  . forced to renegotiate key terms of our agreements, such as pricing and minimum sales requirements; and

  . unable to replace services provided to us by our corporate partners if these relationships fail.

   If we are unable to successfully manage our relationships with our corporate partners, our business will be unsuccessful.

 Our quarterly financial results are likely to fluctuate and are a poor indication of our future performance.

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

   Because the market for our Hospital Systems and Physician Systems are new and evolving, it is very difficult to predict future financial results. We plan to significantly increase our marketing, research and development and general and administrative expenses in 2001. Our expenses are partially based on our expectations regarding future revenues, and are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our stock price will likely suffer.

   As a result of our distribution alliances with Medtronic Physio-Control and Agilent, and the significant role each company plays in the distribution of our product, our quarterly financial results are likely to fluctuate based on the performance by these companies in their sales of our products.

   We believe that quarter-to-quarter comparisons of our financial statements are not meaningful. It is likely that in future quarters our revenue and earnings may be below the expectations of securities analysts and investors and, as a result, the price of our common stock may fall. Our revenue and earnings have varied in the past, and we expect that they will continue to vary significantly from quarter to quarter.

 Our business will be unsuccessful if our technology and products are rejected by the marketplace.

   Our Hospital Systems' success depends upon hospitals accepting our products. The marketplace may reject our Hospital Systems' methods of wirelessly transmitting time-critical patient data through networked or non-networked monitoring equipment. The wireless transmission of time-critical patient data is new to the marketplace. The marketplace may be reluctant to use our information delivery systems because of negative assumptions or perceptions regarding the reliability, accuracy, security and safety of transmitting complex and time-critical patient data over wireless devices. If we are unable to create or maintain a market for our products, our business will fail.

   Additionally, acceptance of our Physician and Hospital Systems, such as those developed by our Paceart division, requires a fundamental change in the way personal medical information is communicated and managed by doctors and patients. Patients may be unwilling to store personal medical information on our Internet databases. Physicians may be unwilling to administer healthcare remotely or to integrate our products into their daily office workflow. The marketplace may reject the use of the Internet or wireless technology to transmit personal or sensitive patient information. If this happens, our business may suffer.

   We believe the acceptance of our products is dependent on increased visibility of our products throughout the market. Our business will fail if we fail to distribute our products sufficiently to facilitate market acceptance and validate our technology.

 We are dependent on third party single-source and limited-source suppliers for necessary components for our Hospital Systems which could impede our ability to supply product and harm our revenue and business.

   We use third party suppliers and manufacturers to purchase necessary components and to manufacture and test key parts of our Hospital Systems, including the StatView receiver and the AlarmView transmitter. Certain components, including the bitmap display, are presently only available from a single source. Other parts and components that we rely on are available from limited sources. Because our choice of suppliers is limited, we may be unable to obtain key components in sufficient quantities, if at all, or at commercially reasonable prices. If this happens, then:

  .  our manufacturing costs could increase;

  .  our delivery of finished product could be delayed;

  .  customers could delay payment or cancel orders;

  .  our production process could become economically unfeasible; and

  .  our revenues could decline.

 Our business will be harmed if we are unable to keep pace with technological innovation in our industry.

   The industries in which we operate are characterized by rapid technological change, changes in end user preferences and the emergence of new industry standards and practices that could render our existing systems and proprietary technology obsolete. Our success depends, in part, on our ability to continue to enhance our existing systems and to develop new systems that meet the changing needs of our customers. If we are unable to develop and introduce in a timely manner new and enhanced systems that incorporate the latest developments in medical equipment and wireless communications technologies, our sales will be harmed. The pace of change in information-dependent markets, such as the healthcare industry, is rapid and there are frequent new product introductions and evolving industry standards. We may be unsuccessful in responding to technological developments and changing customer needs. In addition, our systems may become obsolete due to the adoption of new technologies or standards by our customers or competitors. We have experienced development delays in the past and may experience similar or more significant delays in the future. Difficulties in system development could materially delay or even prevent the successful introduction or marketing of new or enhanced systems could substantially harm our business. Our inability to successfully develop, introduce and market new or enhanced products or services may harm business.

 If we are unable to successfully integrate the companies and businesses that we have acquired or may in the future acquire, our business may suffer.

   We acquired the businesses of Physix in 1999, Elixis and Paceart in 2000, and in March 2001 agreed to acquire VitalCom. We may make additional acquisitions in the future. Acquisitions entail numerous risks, including:

  . integration of the operations, products, management and employees of the companies involved;

  .  retention of key employees;

  .  diversion of our management's attention; and

  . uncertainties in our ability to maintain key business relationships the acquired entities have established.

   In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future expense. Also, the Financial Accounting Standards Board, or FASB, is contemplating the elimination of pooling of interests accounting for acquisitions and has voted to eliminate the immediate write-off of acquired in-process research and development. The effect of these changes would be to increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. Any of these events could substantially harm our business.

 Our investments in other companies may decline in value, which would negatively impact our earnings and liquidity.

   We have in the past, and may in the future, make investments in other companies in the e-commerce healthcare market. The value of those investments may decline. If this happens, we could be required to write off some or all of those investments, and our earnings and liquidity would suffer.

 Our infrastructure may be unable to keep pace with, and as a result hinder, our growth.

   We have rapidly and significantly expanded our operations and expect this expansion to continue. Our revenue grew from $471,000 in 1997, to $4.1 million in 1998, to $9.5 million in 1999 to $17.8 million in 2000. Upon stockholder approval, our agreement to acquire VitalCom will result in significant expenses arising out of the integration of VitalCom into our company and operations. We expect to face increasing daily operational challenges as our business continues to grow, and we may fail to properly manage our growth and, as a result, could face substantially reduced revenue, and earnings.

 Our Hospital Systems and Physician Systems businesses may not be able to effectively compete in their respective markets, which would harm our growth and revenues.

   Our Hospital Systems business faces competition from a number of companies, including SpaceLabs Medical, Inc. Many other companies selling products using traditional methods of patient monitoring, including direct patient oversight and monitoring through wired systems and voice communications, are well positioned to compete with our Hospital Systems business. If these companies enter our market, we may be unable to effectively compete and our growth and revenues may suffer.

   In addition, the Internet healthcare industry in which our Physician Systems business competes is intensely competitive and subject to fragmentation, high growth and rapid technological change. We may face significant competition from traditional healthcare information system vendors and Internet healthcare companies as they expand their product offerings. Many of these companies have significantly greater financial resources, well-established brand names and large installed customer bases. We may be unable to compete successfully against these organizations and our growth and revenues may suffer. Furthermore, the physician market is extremely difficult to access or to obtain significant market share. As a result, we are uncertain of the prospects of success of our Physician Systems, particularly our unwiredDr product line.

   Many of our potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, better name recognition and a larger installed base of customers. Many of our potential competitors may also have well-established relationships with our existing and prospective customers. Due to these and other advantages, our potential competitors may develop products comparable or superior to our systems or adapt more quickly to new technologies, evolving industry standards, new product introductions or changing customer requirements. In addition, there is the possibility that one or more of our strategic partners or other medical equipment manufacturers may decide to develop products that directly compete with our systems. We also expect that competition will increase as a result of medical equipment, wireless and software industry consolidation. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could cause our revenues to decline.

 Failure to continue to expand and adapt our network infrastructure to accommodate increased use by our customers could make it difficult to successfully implement our Physician Systems business model and could harm our business.

   To successfully implement our Physician Systems business model, we must continue to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. Our infrastructure may not accommodate increased use while maintaining acceptable overall performance. To date, we have processed a limited number and variety of Internet-based transactions. In addition, our Physician Systems have only been used by a limited number of physicians and healthcare consumers. An unexpectedly large increase in the volume or pace of traffic on our web site, the number of physicians using our Physician Systems or our other Internet-based products and services, or orders placed by customers may require us to expand and further upgrade our technology. Failure to expand or upgrade this technology could result in poor product performance, customer dissatisfaction and limitations on growth of the business, which could harm revenues and our business.

 If we lose members of our senior management team, or if we do not timely hire a permanent chief executive officer, we may be unable to successfully manage our business or achieve our objectives.

   Our success will depend significantly on the continued contributions of our senior management team, many of whom would be difficult to replace. In particular, we believe that our future success depends on Jeffrey Brown, chairman of the board; Dr. David Albert, chief scientist and chairman emeritus of the board; and Michael Singer, executive vice president of corporate development and chief financial officer.

   We currently have a new, interim chief executive officer who has held that position since February 2001. We are currently conducting a search for a permanent Chief Executive Officer. Our search may be hindered by a number of factors outside our control, including limitations on the number of qualified candidates, hiring competition from similarly-situated companies and/or the unwillingness of qualified candidates to relocate near our business headquarters. If we do not hire a permanent Chief Executive Officer in a timely manner, or are unable to find a qualified candidate, we may be unable to manage our business successfully or otherwise achieve our objectives, which would harm our business.

 We may not be able to hire and retain the personnel necessary to support our expanding business, which could threaten our future growth.

   We believe our future success will depend in large part on our ability to identify, attract and retain engineering, marketing, and customer service and support personnel. Because of the complexity of our systems and technologies, we need to retain and hire engineers with high levels of experience in designing complex systems like ours. In addition, although we have recently entered into a strategic distribution alliance with an intent to enhance our product distribution capabilities, we may need to nevertheless substantially expand our sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of our systems. Our systems require a sophisticated sales effort targeted at several people within the information technology departments of our prospective customers. Furthermore, we will need to increase our customer service and support organization to support new customers and the expanding needs of existing customers.

   There are a limited number of people with the necessary technical skills we require. We have to compete with many other companies for these personnel, and we cannot assure you that we will be able to hire and retain them in sufficient numbers. Failure to hire and retain the personnel necessary to support our expanding business could threaten our future growth and harm our business.

 Our patents and proprietary technology may not provide us with any benefit and the patents of others may prevent us from commercializing our products which could harm our business.

   Our ability to compete effectively will depend in part on our ability to develop, maintain and/or license proprietary aspects of our technology, and to operate without infringing the proprietary rights of others. Our patents may not adequately protect our technology from the competing use of others. In addition, patent applications we file may not result in the issuance of any patents.

   Our products may incorporate technologies that are the subject of patents issued to, or patent applications filed by, others. We have obtained licenses for some technologies and may negotiate to obtain other licenses for technologies patented by others. However, we may not be able to obtain licenses for technology patented by others on commercially reasonable terms, or at all, or develop alternative technology. Our current and future proprietary technology and licenses of technology may not be adequate for the operation of our business. The failure to obtain necessary patents and licenses or to identify and implement alternative approaches would prevent us from commercializing some of our products under development and would substantially harm our business.

 Litigation or enforcement of claims of intellectual property infringement could require us to spend substantial amounts of money and could impair our operations.

   We may become subject to infringement claims and litigation or interference proceedings to determine the right to use, sell or license intellectual property rights. We have received correspondence from other parties asserting ownership of intellectual property which is or may be incorporated in our products and products under development. In addition, we have notified other parties of the existence of patents or trademarks owned or licensed by us that we believe may cover intellectual property which is or may be incorporated in such parties' products. Some of this correspondence has included offers to negotiate the licensing of the intellectual property. These matters may result in litigation to determine the enforceability, scope, and validity of the intellectual property. Litigation, if initiated and successful against us, could seek to recover damages as a result of any sales of the products and to enjoin further sales of such products, either of which could cause substantial harm to our business.

   Litigation may result in significant expenses to us and significant diversion of effort by our technical and management personnel, regardless of the outcome. Litigation could result in our patent or trademark applications not having priority over others' applications, or, if issued, our patents or trademarks not offering protection against competitors with similar intellectual property. Any patents or trademarks issued to us may be challenged, invalidated or circumvented in the future and the rights created thereunder may not provide a competitive advantage. The outcome of litigation is inherently uncertain and there can be no assurance that a court would not find the third-party claims valid and that we had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject us to significant liability and could prevent us from selling our products, which could have a significant adverse effect on our business.

   We also rely upon trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, and we may be unable to protect our trade secrets or our rights to our trade secrets which could have a significant adverse effect on us.

 If our existing licensing relationship with the licensor of key wireless technology is terminated, our potential revenues and business would be significantly reduced.

   We currently hold an exclusive license from a third-party licensor of key wireless technology that allows us to manufacture and produce a significant portion of our wireless monitoring and networking devices based on certain portions of the licensor's patented technology. In exchange for this exclusive license, we must pay royalties to the licensor for each device manufactured incorporating the licensor's patented technology.

   Our ability to successfully develop, manufacture and market our products depends significantly on our ability to maintain our relationship and license terms with this licensor. Our license agreement with this licensor may be terminated early on short notice by the licensor under certain circumstances, including the breach of a material term by us or a change in control of our company that is materially adverse to the licensor. Additionally, if we fail to pay royalty payments to this licensor or otherwise fail to perform our obligations under our license agreement, the licensor can terminate the license. If the licensor were to terminate its agreement with us, we would have limited means to commercialize our products and our revenues would be significantly reduced. The early termination of our license would harm our business and significantly adversely impact our financial condition.

 Federal and state legislation and regulation affecting the healthcare industry could severely restrict our ability to operate our business and harm our revenues.

   We are subject to federal and state legislation and regulation affecting the healthcare industry. The federal and state governments extensively regulate the confidentiality and release of patient records. Additional legislation governing the distribution of medical records and health information has been proposed and, in some cases, enacted, at both the federal and state level. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering patient records or health information electronically.

   Other legislation currently being considered at the federal level could also negatively affect our business. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions and identifiers, and prescribed security measures and other provisions to take effect in 2003. Because we intend to market some of our services as meeting these regulatory requirements, our success will also depend on other healthcare participants complying with these regulations.

   A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce physicians or others to acquire, arrange for or recommend the acquisition of healthcare products or services. Another federal law, commonly known as the Stark law, prohibits physicians from referring Medicare and Medicaid patients for designated health services to entities with which they have a financial relationship, unless that relationship qualifies for an explicit exception to the referral ban. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial and marketing relationships.

   These laws and other existing or newly enacted laws and regulations applicable to the healthcare industry could restrict our ability to operate our business and harm our revenues.

 State restrictions on the practice of medicine may negatively affect our activities and reduce our revenues.

   The laws in some states prohibit some business entities, such as Data Critical, from practicing medicine. This is commonly referred to as the prohibition against the "corporate practice of medicine." These laws generally prohibit us from employing physicians to practice medicine or from directly furnishing medical care to patients. Each state requires licensure for the practice of medicine within that state, and some states consider the receipt of an electronic transmission of selected healthcare information in that state to be the practice of medicine. Some states have similar prohibitions on corporate practice and licensure requirements for other regulated healthcare professions (for example, nurse practitioners or pharmacists). These laws restrict our activities and the extent to which we can provide medical advice to consumers and physicians. If challenged, our activities may not be found to be in compliance with these laws. To the extent we expand internationally, we may face similar restrictions on our activities outside the United States. These laws and other existing or newly enacted laws and regulations applicable to the healthcare industry could restrict our ability to operate our business and harm our revenues.

 The Internet is subject to many legal uncertainties and potential government regulations that may decrease demand for our systems, increase our cost of doing business or otherwise substantially harm our revenues and business operations.

   Our Physician Systems business model is subject to evolving government regulation of the Internet. Existing as well as new laws and regulations could severely restrict our ability to operate our business. Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease demand for our Physician Systems, increase our cost of doing business and substantially harm our revenues and business operations.

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

   The United States or foreign nations may adopt legislation aimed at protecting Internet users' privacy. This legislation could increase our cost of doing business and negatively affect our financial results. For example, the Federal Trade Commission began enforcing requirements under the Children's Online Privacy Protection Act in April 2000. The act applies to the online collection of personal information from children under 13, and imposes significant compliance burdens and potential penalties on operators of web sites that collect covered information. Similarly, European nations have implemented a European Union Data Privacy Directive regulating the transmission and storage of personal information and data. In addition, a number of comprehensive legislative and regulatory privacy proposals are now under consideration by federal, state and local governments in the United States. In some cases, such as the European Directive, these comprehensive privacy proposals include special rules that provide added protections for sensitive information, including information about health and medical conditions.

   The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is also uncertain and may take years to resolve. Demand for our Physician Systems may be negatively affected by additional regulation of the Internet in these areas.

 Compliance with state and federal laws that protect individual health information may limit our plans to collect, use and disclose that information, restrict our growth and add substantial cost which could adversely impact our results of operations.

   If we fail to comply with current or future laws or regulations governing the collection, dissemination, use and confidentiality of patient health information, this failure could have a substantial adverse effect on our business, operating results and financial condition.

   Consumers sometimes enter private health information about themselves or their family members when using our services. Physicians or other healthcare professionals who use our products will directly enter health information about their patients, including information that constitutes a medical record under applicable law, that we will store on our computer systems. Also, our systems record use patterns when consumers access our databases that may reveal health-related information or other private information about the user. Numerous federal and state laws and regulations, the common law, and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

  .  state privacy and confidentiality laws;

  .  our contracts with customers and partners;

  . state laws regulating healthcare professionals, such as physicians, pharmacists and nurse practitioners;

  .  Medicaid laws;

  . the Health Insurance Portability and Accountability Act of 1996 and related rules proposed by the Health Care Financing Administration; and

  . Health Care Financing Administration standards for Internet transmission of health data.

   The U.S. Congress has considered proposed legislation that would establish a new federal standard for protection and use of health information. In addition, the laws of other countries also govern the use of and disclosure of health information. Any failure by us or our personnel or partners to comply with any of these legal and other requirements could result in material liability. Although we have systems in place for safeguarding patient health information from unauthorized disclosure, these systems may not preclude successful claims against us for violation of applicable law or other requirements. Other third-party sites or links that consumers access through our web sites also may not maintain systems to safeguard this health information, or may circumvent systems we put in place to protect the information from disclosure. In some cases, we may place our content on computers that are under the physical control of others, which may increase the risk of an inappropriate disclosure of health information. For example, we currently contract out the hosting of our websites to third parties. In addition, future laws or changes in current laws may necessitate costly adaptations to our systems.

   In 2000, the Department of Health and Human Service finalized proposed regulations at the federal level authorized under the Health Insurance Portability and Accountability Act of 1996. These regulations, codified at 45 CFR (S)164.502(e), establish a new federal standard for privacy of health information. These regulations, which will not be effective until two years from finalization, may directly regulate some aspects of our business. Achieving compliance with these regulations could cost us significant amounts or delay or prevent implementation of our business model, and any noncompliance by us could result in civil and criminal penalties. In addition, development of related federal and state regulations and policies on confidentiality of health information could restrict our activities, add substantial costs of compliance and negatively affect our business.

   We intend to develop medical information systems and market research services that we will use to collect, analyze and report aggregate medical care, medical research, outcomes and financial data pertaining to items such as prescribing patterns and usage habits. Some states have enacted legislation regulating the aggregation of health information and the manipulation, use and ownership of that aggregated data, even when this data does not reveal the patient's identity. Because this area of the law is rapidly changing, our collection, analysis and reporting of aggregate healthcare data maintained in our database may not at all times and in all respects comply with laws or regulations governing the ownership, collection and use of this data. Future laws or changes in current laws governing the ownership, collection and use of aggregate healthcare data may necessitate costly adaptations to our systems or limit our ability to use this data which would cause substantial harm to the results of our operations.

   Furthermore, we may expand sales of our systems to international markets. An expansion would require us to comply with a wide variety of foreign laws and practices, tariffs and other trade barriers. If we fail to obtain the necessary regulatory approvals in foreign markets on a timely basis, our revenue could be significantly reduced.

 We may experience substantial delays or difficulties in obtaining required governmental approvals which would hinder our ability to provide our existing systems or introduce future systems and could reduce our sales and stock price.

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

   Most of our Hospital Systems are also considered medical devices and are regulated by the FDA. Before we can market such products, we must obtain pre-market notification clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act. In addition, changes to our systems may also require FDA review and clearance prior to marketing or sale in the United States. The process of obtaining 510(k) clearance can be expensive and time-consuming, and may require the submission of extensive supporting data. If the 510(k) process is extended for a considerable length of time for any of our new systems, the commencement of commercial sales of our new systems will be delayed substantially or indefinitely.

   Because we are a provider of healthcare related systems, extensive and frequently changing federal regulations govern the licensing, conduct of operations, and other aspects of our business. Federal certification and licensing programs establish standards for day-to-day operation of our research and manufacturing facilities. Regulatory agencies verify our compliance with these standards through periodic inspections. Although we have been found to be in compliance with all these standards to date, our facilities may fail future inspections conducted to ensure compliance with federal or any other applicable licensing or certification laws.

 FDA and FTC regulations on advertising and promotional activities may be burdensome and may negatively affect our ability to provide some applications or services, which could lead to higher than anticipated costs or lower than anticipated revenue.

   Complying with FDA and FTC regulations may be time consuming, burdensome and expensive and could negatively affect our ability to continue providing some of our internet systems, or to introduce new internet systems in a timely manner. This may result in higher than anticipated costs or lower than anticipated revenues.

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

 Changes in existing FDA regulatory requirements or policies, or our failure to comply with current or future requirements or adoption of new requirements could increase the cost of both our Hospital Systems and Physician Systems business models and cause our revenues to decline.

   We face potential FDA regulation of software that we develop for use with our Hospital Systems and/or our Physician Systems. Some computer applications and software are considered medical devices and are subject to regulation by the FDA. To the extent that FDA regulations are applicable to any of our software products and services, complying with those regulations will be time consuming, burdensome and expensive and could delay or prevent introduction of new software products or services.

   While the FDA's policies regarding the regulation of software are evolving, based on the FDA's informal policy statements regarding the scope of its regulation of stand-alone software, we do not believe that our current Physician Systems are subject to FDA regulation as medical devices because they do not meet the statutory definition of a device. However, the FDA may take the view that some of our current or future

Physician Systems do in fact meet the definition of a medical device and, therefore, are subject to regulation, or the FDA may change its policies or regulations with respect to regulation of software or Internet technologies. Also, we may expand our Internet-based system offerings into areas that subject us to FDA regulation. If the FDA finds that our software is subject to regulation as a medical device, the applicable regulatory controls could include both premarket and postmarket requirements which could be costly, time consuming and could significantly harm revenues and our business.

 Political, economic and regulatory changes and consolidation in the healthcare industry could force us to make costly modifications to how we price and sell our systems which could substantially reduce revenues and negatively affect our business.

   The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. These factors affect the purchasing practices and operation of healthcare organizations. Changes in current healthcare financing and reimbursement systems could cause us to make unplanned modifications to our systems or result in delays or cancellations of orders. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing or postponing investment decisions, including investments in our systems. We do not know what effect these proposals would have on our business. Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our systems. If we are forced to reduce our prices, our revenues and earnings may be substantially harmed.

 Our activities may expose us to malpractice and other liability inherent in healthcare delivery which could substantially harm our business.

   We may be exposed to malpractice or other liability against which we may not be adequately insured, resulting in a substantial harm to our business. Our systems provide data for use by physicians, consumers and other healthcare participants. This data may be obtained from our physician customers, strategic partners, other third parties or, with patient consent, from the aggregation of patient health records. Claims for injuries relating to the use of this data may be made in the future. Also, patients who file lawsuits against doctors often name as defendants all persons or companies with any relationship to the doctors. As a result, patients may file lawsuits against us based on treatment provided by physicians who use our systems. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed physicians, or delivery of information by a third-party site that a consumer accesses through our web sites, exposes us to malpractice or other personal injury liability for wrongful delivery of healthcare services or erroneous health information. The amount of insurance we maintain with insurance carriers may be insufficient to cover all of the losses we might incur from these claims and legal actions. In addition, insurance for some risks is difficult, impossible or too costly to obtain and, as a result, we may be unable to purchase insurance for some types of risks.

 If our customers experience system defects, delays in transmission or security breaches with our systems, we could face damage to our business reputation and potential legal liability.

   Our customer satisfaction and our reputation could be harmed if we or our customers experience any system defects, delays, failures or loss of data. We depend on the efficient operation of wireless networks and the Internet for communication. A major catastrophic event or other event beyond our control, including a major security breach in the transmission of data on our systems or a well-publicized compromise of Internet security, could cause loss of revenue and market share, damage our reputation and result in liability to us. In addition, our systems may be vulnerable to computer viruses, programming errors, attacks by third parties or similar disruptive problems. Furthermore, patient care could suffer and we could be liable if our systems fail to deliver correct information in a timely manner. We have experienced defects in our products in the past, including our StatView receivers which were the subject of a field action. We may experience defects in the future. Our contracts attempt to limit our liability arising from our errors; however, these provisions may not be enforceable and may not protect us from future liability. While we have general liability and product liability insurance, including coverage for errors and omissions, we may be unable to maintain this insurance on reasonable terms in the future. In addition, our insurance may be insufficient to cover large claims, and our insurer could disclaim coverage on claims. If we are liable for an uninsured or underinsured claim, or if our premiums increase significantly, our growth, earnings and business could be substantially harmed.

 We may have significant product liability exposure which could adversely affect the viability of our business.

   The testing, manufacturing and marketing of medical devices entails an inherent risk of product liability claims. We have experienced defects in our products in the past, including our StatView receivers which were the subject of a field action. We may experience defects in the future. These defects could potentially result in liability to us. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. Our existing insurance may not be renewable at a cost and level of coverage comparable to that presently in effect, or at all. In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, that claim could exceed our total assets and could adversely affect the viability of our business.

 Significant fluctuations in the market price of our common stock could result in securities class action claims against us, which could seriously harm our business.

   The trading price of our common stock has been and may continue to be volatile. The stock market in general, and the market for technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may decrease the trading price of our common stock, regardless of our actual operating performance, and may make it difficult for you to resell your shares at or above the price at which you purchased it. Securities class action claims have been brought against companies in the past where volatility of the market price of that company's securities has taken place. This kind of litigation could be very costly and could divert our management's attention and resources. Any negative determination in this litigation could also subject us to significant liabilities, any or all of which could seriously harm our cash position.

 State laws, our certificate of incorporation, our shareholder rights plan and certain provisions in our important contracts may inhibit potential acquisition bids that could be beneficial for stockholders.

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

   Finally, we have entered into commercial agreements containing change-of-control provisions that may inhibit potential acquisitions of our company. A change of control in our company may result in the loss or material modification of some of our commercial agreements, including agreements that provide us with significant amounts of revenue or access to material technology. The loss of such contracts would make our company less valuable, and thus less attractive to potential acquirors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At December 31, 2000, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities of $19.9 million. We had notes payable and capital leases outstanding of $0.2 million at December 31, 2000. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2000, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           DATA CRITICAL CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................   49

Data Critical Corporation Consolidated Balance Sheets at December 31,
 1999 and 2000...........................................................   50

Data Critical Corporation Consolidated Statements of Operations for the
 Years Ended December 31, 1998, 1999 and 2000............................   51

Data Critical Corporation Consolidated Statements of Stockholders' Equity
 (Deficit) for the Years Ended December 31, 1998, 1999 and 2000..........   52

Data Critical Corporation Consolidated Statements of Cash Flows for the
 Years Ended December 31, 1998, 1999 and 2000............................   53

Data Critical Corporation Notes to Financial Statements..................   54

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Data Critical Corporation:

   We have audited the accompanying consolidated balance sheets of Data Critical Corporation, a Delaware corporation (the "Company"), and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data Critical Corporation and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Seattle, Washington
January 31, 2001 (except with
respect to the matter discussed in
Note 14, as to which the date is
March 12, 2001)

                           DATA CRITICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                             At December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                          ASSETS
Current Assets:
  Cash and cash equivalents................................ $ 33,976  $ 19,948
  Accounts receivable, net of allowance of $149 and 283,
   respectively............................................    2,223     2,785
  Inventories, net.........................................      863     2,113
  Prepaid expenses and other...............................      377       742
                                                            --------  --------
    Total current assets...................................   37,439    25,588
Note receivable from officer...............................       45       171
Investments in and advances to unconsolidated affiliates...      215     3,274
Property, equipment and software, net......................    1,492     2,463
Goodwill and intangibles, net..............................    1,322    11,487
Other assets, net..........................................      538       687
                                                            --------  --------
    Total assets........................................... $ 41,051  $ 43,670
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes payable and capital leases...... $    268  $    147
  Accounts payable.........................................    1,224     1,413
  Deferred revenues........................................    1,304     1,806
  Other current liabilities................................    1,521     4,356
                                                            --------  --------
    Total current liabilities..............................    4,317     7,722
Notes payable and capital leases, net of current portion...    1,169        70
                                                            --------  --------
    Total liabilities......................................    5,486     7,792
                                                            --------  --------
Commitments and contingencies (Note 11):
Stockholders' Equity:
  Undesignated preferred stock, $0.001 par value; 3,000,000
   authorized, 0 issued and outstanding....................      --        --
  Common stock and additional paid-in capital, $.001 par
   value, 25,000,000 shares authorized; 10,564,789 and
   12,019,695 shares issued and outstanding, respectively..   61,912    77,823
  Treasury stock at cost; 0 and 707,167 shares,
   respectively............................................      --     (1,909)
  Deferred compensation....................................   (1,327)   (1,029)
  Accumulated deficit......................................  (25,020)  (39,007)
                                                            --------  --------
    Total stockholders' equity.............................   35,565    35,878
                                                            --------  --------
    Total liabilities and stockholders' equity............. $ 41,051  $ 43,670
                                                            ========  ========

      The accompanying notes are an integral part of these balance sheets.

                           DATA CRITICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                   Years Ended December 31,
                                                   --------------------------
                                                    1998     1999      2000
                                                   -------  -------  --------
Revenue........................................... $ 4,137  $ 9,538  $ 17,834
Cost of revenue...................................   1,841    3,612     7,654
                                                   -------  -------  --------
Gross margin......................................   2,296    5,926    10,180
                                                   -------  -------  --------
Operating expenses:
  Acquired in-process research and development....     --     1,758     2,800
  Research and development........................   2,104    2,410     5,615
  Sales and marketing.............................   3,490    4,312     8,438
  General and administrative......................   2,475    4,016     7,198
  Depreciation and amortization...................     201      281     1,805
                                                   -------  -------  --------
    Total operating expenses......................   8,270   12,777    25,856
                                                   -------  -------  --------
    Loss from operations..........................  (5,974)  (6,851)  (15,676)
Interest income, net..............................     152       35     1,689
                                                   -------  -------  --------
Net loss.......................................... $(5,822) $(6,816) $(13,987)
                                                   =======  =======  ========
Preferred stock dividends and accretion of
 mandatory redemption obligations.................   1,226    1,216       --
                                                   -------  -------  --------
Net loss attributable to common stock............. $(7,048) $(8,032) $(13,987)
                                                   -------  -------  --------
Basic and diluted net loss per share.............. $ (5.03) $ (2.92) $  (1.20)
                                                   =======  =======  ========
Weighted average shares used to calculate basic
 and diluted loss per common share................   1,402    2,749    11,650
                                                   =======  =======  ========



        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)

                             Common Stock
                            and Additional
                           Paid-in Capital                                       Stockholders'
                          ------------------- Treasury    Deferred   Accumulated    Equity
                            Shares    Amount   Stock    Compensation   Deficit     (Deficit)
                          ----------  ------- --------  ------------ ----------- -------------
Balance, December 31,
 1997...................   1,402,246  $   713 $   --      $   --      $ (9,939)    $ (9,226)
Common stock options and
   warrants exercised...         593        1     --          --           --             1
Stock warrants issued
 for consulting
 services...............         --         2     --          --           --             2
Deferred stock
 compensation...........         --       605     --         (605)         --           --
Amortization of deferred
 stock compensation.....         --       --      --           53          --            53
Accretion of mandatory
 redemption
 obligations............         --       --      --          --           (52)         (52)
Series B, C and D
 mandatorily redeemable
 Preferred stock
 dividend accruals......         --       --      --          --        (1,174)      (1,174)
Net loss................         --       --      --          --        (5,822)      (5,822)
                          ----------  ------- -------     -------     --------     --------
Balance, December 31,
 1998...................   1,402,839    1,321     --         (552)     (16,987)     (16,218)
Common stock options and
 warrants exercised.....      19,761       33     --          --           --            33
Common stock issued in
 initial public
 offering...............   4,025,000   36,468     --          --           --        36,468
Common stock issued to
 employees..............       7,500       77     --          --           --            77
Common stock issued for
 acquisition of
 Physix, Inc............     100,000    1,331     --          --           --         1,331
Conversion of redeemable
 preferred stock........   5,009,689   20,990     --          --           --        20,990
Deferred stock
 compensation...........         --     1,316     --       (1,316)         --           --
Amortization of deferred
 stock compensation.....         --       --      --          541          --           541
Accretion of mandatory
 redemption
 obligations............         --       --      --          --           (53)         (53)
Series B, C and D
 mandatorily redeemable
 Preferred stock
 dividend accruals......         --       --      --          --        (1,164)      (1,164)
Warrants issued in
 exchange for services..         --         1     --          --           --             1
Warrants issued in
 conjunction with the
 issuance of certain
 credit facilities......         --       375     --          --           --           375
Net loss................         --       --      --          --        (6,816)      (6,816)
                          ----------  ------- -------     -------     --------     --------
Balance, December 31,
 1999...................  10,564,789   61,912     --       (1,327)     (25,020)      35,565
Common stock options and
 warrants exercised.....     321,312      474     --          --           --           474
Common stock issued and
 stock purchase option,
 net....................   1,230,770    9,907     --          --           --         9,907
Common stock issued in
 acquisitions...........     609,991    5,213     --          --           --         5,213
Common stock purchased
 for treasury...........    (707,167)     --   (1,909)        --           --        (1,909)
Deferred stock
 compensation...........         --       317     --         (317)         --           --
Amortization of deferred
 stock compensation.....         --       --      --          615          --           615
Net loss................         --       --      --          --       (13,987)     (13,987)
                          ----------  ------- -------     -------     --------     --------
Balance, December 31,
 2000...................  12,019,695  $77,823 $(1,909)    $(1,029)    $(39,007)    $ 35,878
                          ==========  ======= =======     =======     ========     ========



        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................... $ (5,822) $ (6,816) $(13,987)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization................      208       307     2,087
    Amortization of deferred stock compensation..       53       541       615
    Issuance of common stock for compensation....      --         76       399
    Acquired in-process research and
     development.................................      --      1,758     2,800
    Non cash interest charge.....................      --        136       164
    Issuance of warrants for consulting
     services....................................        2         1       --
    Loss on disposal of assets...................      --        --        134
  Changes in assets and liabilities:
    Accounts receivable..........................   (1,108)     (883)      (70)
    Inventories, net.............................      (92)     (582)     (804)
    Prepaid expenses.............................     (263)     (106)     (333)
    Accounts payable and other current
     liabilities.................................    1,245       907     1,196
    Deferred revenues............................      436       362      (246)
                                                  --------  --------  --------
      Net cash used in operating activities......   (5,341)   (4,299)   (8,045)
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of notes receivable to officers.......      --        --     (1,303)
  Repayment of loans from officers...............      --        --      1,200
  Loan to Elixis Corporation.....................      --        --       (200)
  Loans to unconsolidated affiliate..............      --        --     (1,500)
  Repayment of loans from unconsolidated
   affiliate.....................................      --        --      1,500
  Cash paid in the acquisition of Elixis, net of
   cash acquired.................................      --        --        (85)
  Cash paid in the acquisition of Physix, net of
   cash acquired.................................      --     (1,531)      --
  Cash paid in the acquisition of Paceart, net of
   cash acquired.................................      --        --     (6,015)
  Investment in and advances to unconsolidated
   affiliate.....................................      --        --     (3,055)
  Purchases of property and equipment............     (380)     (584)   (1,731)
  Other assets...................................      (14)     (121)     (504)
                                                  --------  --------  --------
      Net cash used in investing activities......     (394)   (2,236)  (11,693)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net....        1    36,501    10,142
  Proceeds from issuance of mandatorily
   redeemable preferred stock, net...............    6,975       --        --
  Purchase of treasury stock.....................      --        --     (2,068)
  Proceeds from line of credit...................      250     2,150       --
  Payments on lines of credit....................      --       (900)     (151)
  Proceeds from notes payable and capital lease
   obligations...................................      200       --        --
  Payment on notes payable and capital leases....      (42)     (293)   (2,213)
  Issuance of convertible notes..................      539       --        --
                                                  --------  --------  --------
      Net cash provided by financing activities..    7,923    37,458     5,710
                                                  --------  --------  --------
  Net increase (decrease) in cash and cash
   equivalents...................................    2,188    30,923   (14,028)
  Cash and cash equivalents at beginning of
   year..........................................      865     3,053    33,976
                                                  --------  --------  --------
  Cash and cash equivalents at end of year....... $  3,053  $ 33,976  $ 19,948
                                                  ========  ========  ========

        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies:

 Nature of Business

   Data Critical Corporation, together with its subsidiaries, designs, manufactures, markets, installs and supports communication and information systems, using wireless and internet technology and proprietary software to allow access to health information, including patient vital signs and other diagnostic data. The Company's systems provide for information retrieval from remote sources, both inside and outside the hospital environment, and are integrated and coordinated through either a wireless network utilizing an interactive device, a personal computer or the internet. The Company's focus within healthcare is on the hospital, physician and at-home consumer markets.

   On November 9, 2000, the Company announced a distribution agreement with Medtronic Physio-Control Corp. that appoints Medtronic Physio-Control the exclusive non-OEM distributor of the Company's wireless alarm notification systems for in-hospital use. Under the agreement, beginning January 1, 2001, the parties expect that Medtronic Physio-Control will hire approximately 25 employees of the Company's current hospital sales and implementation staff for positions in Medtronic Physio-Control's sales and service network, and Medtronic will undertake a significant portion of the Company's direct product distribution.

 Principles of Consolidation

   The Company's consolidated financial statements include the assets, liabilities and results of operations of majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Financial Statement Preparation

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year presentation.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments with a maturity when purchased of 90 days or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market investments.

 Inventories

   The Company's primary medical product is made up of the Company's proprietary software applications which it integrates with hardware that is acquired from third parties as well as hardware made by third parties to the Company's specifications. Inventories consist primarily of the Company's hardware product, components to make the product and other third-party equipment, all of which is stated at the lower of cost or market, using the first-in, first-out method.

 Property, Equipment and Software

   Property, equipment and software are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five

                           DATA CRITICAL CORPORATION
years. Ordinary repairs and maintenance and purchases of less than $750 are expensed as incurred. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset.

 Other Assets

   Other assets include licensed intellectual and property rights which are stated at historical cost less accumulated amortization provided on a straight-line basis over the estimated useful lives of the asset, generally seven years. Other assets also include capitalized legal expenses associated with patent applications. These costs will be amortized over their estimated useful lives upon patent issuance by the U.S. Patent and Trademark Office. Amortization expense on other assets was $19,000, $17,000, and $104,000 in 1998, 1999 and
2000, respectively. Accumulated amortization was $47,000, $64,000, and $168,000 at December 31, 1998, 1999 and 2000, respectively.

 Goodwill and Intangibles

   Goodwill and intangibles includes technology purchased in the Physix, Elixis and Paceart acquisitions (see Note 10), which are stated at their fair market values at the acquisition date less accumulated amortization provided on a straight-line basis over three to ten years. Amortization expense on goodwill and intangibles was $0, $17,000 and $1,177,000 in 1998, 1999 and 2000,
respectively.

 Software Development Costs

   Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Under this standard, capitalization of software development costs generally begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of the software has been short; therefore, software development costs qualifying for capitalization have been immaterial. Through December 31, 2000, the Company had not capitalized any software development costs.

   Internal use software development costs are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the preliminary project stage are expensed as incurred and costs incurred in the application development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset, generally five years.

 Revenue Recognition

   The Company's revenue recognition policies are in conformity with AICPA
SOP 97-2 "Software Revenue Recognition" as amended. License revenue is earned when delivery has occurred, the fee is fixed and determinable, evidence of an arrangement exists, collection of the receivable is probable and no significant post-delivery obligations remain. For sales to end users, revenue is recognized upon installation. For sales to distributors, revenue is recognized upon delivery. Maintenance and support revenue is recognized over the term of the agreement.

   The Company recognizes revenue from software development contracts involving significant production, modification or customization of software, based on performance milestones specified in the contract where these milestones fairly reflect progress toward contract completion.

                           DATA CRITICAL CORPORATION

 Deferred Revenue

   Deferred revenue was $1.3 million and $1.8 million at December 31, 1999 and 2000, respectively. This deferred revenue resulted primarily from the recognition of systems shipped but not installed and software maintenance fees. The Company recognizes revenue that had been deferred upon shipment when the system is installed and recognizes revenue from software maintenance agreements generally over one year terms.

 Major Customers

   In January 1997, the Company signed a distribution and license agreement with GE Marquette Medical Systems, Inc. (now GEMS IT) for the non-exclusive licensing and distribution of a medical wireless data product. Approximately 54.5%, 18.5%, and 16.1% of the Company's revenues for the years ended
December 31, 1998, 1999 and 2000, respectively, is attributable to GEMS IT. Approximately 44.7%, 72.1%, and 4.5% of the Company's revenue for the years ended December 31, 1998, 1999 and 2000, respectively, is attributable to Agilent Technologies, Inc. pursuant to a 1994 license agreement which provided Agilent exclusive distribution rights to a specific implementation of the Company's medical wireless data technology.

 Warranty Obligations

   The Company generally provides product warranties for 12 months after date of purchase. Estimated warranty obligations are provided at the time of the sale of the Company's products.

 Royalty Expense

   During 1997 and 1998, the Company entered into two nonexclusive licenses to sell products using patented technology. In exchange for the licenses the Company is required to make quarterly royalty payments based on the number of products invoiced. Amounts charged to cost of revenue for the two nonexclusive licenses were $142,000, $144,000, and $236,000 for the years ended 1998, 1999 and 2000, respectively.

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

 Advertising Costs

   Costs related to advertising the Company's products are expensed in the period incurred. Advertising costs incurred during the years ended December 31, 1998, 1999 and 2000 were $67,000, $49,000 and $366,000 respectively.

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

                           DATA CRITICAL CORPORATION

 Stock Options

   The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company has elected the disclosure only provisions related to employee stock options and follows the provisions of Accounting Principals Board Opinion No. 25 (APB 25) in accounting for stock options issued to employees. Under APB 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

   The Company discloses the pro forma effect on net income as if it had accounted for option grants to employees under the "fair value" method prescribed by SFAS No. 123. The fair-value based model values stock options using an acceptable valuation model. Pro forma compensation cost is measured at the grant date based upon the fair value of the award and is recognized over the service period, which is typically the vesting period.

   Warrants and options granted to non-employees are accounted for under the fair value provisions of SFAS No. 123 and EITF 96-18.

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

 Fair Value of Financial Instrument

   The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of capital leases and notes payable approximate fair value as the stated interest rates reflect current market rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

 Investments in and Advances to Unconsolidated Affiliates

   Investments in corporate entities with less than a 20 percent voting interest are generally accounted for using the cost method. The Company uses the equity method to account for investments in corporate entities in which it has a voting interest of 20 percent to 50 percent, or which it otherwise has the ability to exercise significant influence, and for less than 50.1 percent ownership in partnerships. Under the equity method, the investment is originally recorded at cost and adjusted to recognize the Company's share of net earnings or losses of the investee, limited to the Company's investment in, advances to and financial guarantees for the investee.

 Loss Per Share

   In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic loss per share is computed by dividing net loss attributable to common stock (net loss less preferred stock redemption obligation

                           DATA CRITICAL CORPORATION
accretion and dividend requirements) by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss attributable to common stock by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares of common stock issuable upon the conversion of the mandatorily redeemable preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per share are equivalent. The Company has not had any issuances or grants for nominal consideration as defined under U.S. Securities and Exchange Commission Staff Accounting Bulletin 98.

   The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive.

                                                    Years Ended December 31,
                                                    -------------------------
                                                     1998    1999     2000
                                                    ------- ------- ---------
   Shares issuable under stock options and
    warrants....................................... 502,243 844,516 1,040,325

 Comprehensive Income

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in consolidated financial statements. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. The Company has no material components of other comprehensive loss.

 Segment Reporting

   The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during 1998. SFAS No. 131 requires companies to disclose certain information about operating segments. Based on the criteria within SFAS No. 131, the Company has determined that it has two reportable segments, Hospital Systems and Physician Systems.

 Future Accounting Requirements

   In June 1998, the Financial Accounting Standards Board, (FASB), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133 for one year. Statement No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because the Company currently holds no material derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations.

   In December 1999, SEC Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" was issued. This pronouncement summarizes certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. SAB No. 101 is required to be adopted by the Company for the year ended December 31, 2000. We believe the Company's practices are in conformity with this guidance.

                           DATA CRITICAL CORPORATION

   In March 2000, FASB released FASB interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25", which provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non compensatory plan and the accounting consequences of various modifications of the terms of a previously fixed stock option or award. We believe that the Company's practices are in conformity with this guidance, and therefore interpretation No. 44 has no impact on the Company's financial statements.

   In March 2000, the Emerging Issues Task Force (EITF) reached a consensus, on EITF Issue 00-3. This consensus indicates that a software element covered by AICPA SOP 97-2 is only present in a software hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Therefore, AICPA SOP 97-2 only applies to hosting arrangements in which the customer has such an option. Arrangements that do not give the customer such an option are service contracts and are outside the scope of AICPA SOP 97-2. The Task Force observed that hosting arrangements that are service arrangements may include multiple elements that affect how revenue should be attributed. The Company recognizes revenue related to software hosting as service is provided, therefore this consensus has not had any material effect on the Company's results of operations or its financial position.

 Supplemental Disclosure of Noncash Investing and Financing Activity

                                                        Year Ended December 31,
                                                        ------------------------
                                                         1998     1999    2000
                                                        ------- -------- -------
                                                             (In thousands)
   Cashless exercise of warrants to purchase
    mandatorily redeemable preferred stock............  $ 2,120 $    525     --
   Cash paid for interest.............................  $    72 $    161 $    64
   Equipment acquired through capital lease
    arrangements......................................      --  $    392     --
   Conversion of preferred stock to common stock......      --  $ 20,990     --
   Issuance of warrants to purchase common stock in
    connection with certain financing arrangements....      --  $    375     --
   Common stock issued to acquire Elixis Corporation..                   $ 2,441
   Common stock issued to acquire Paceart Associates,
    L.P. and Paceart G.P., Inc........................                   $ 2,634
   Common stock issued to acquire the assets of
    Physix, Inc.......................................      --  $  1,331 $   138

2. Inventories, net:

                                                                  December 31,
                                                                 ---------------
                                                                  1999    2000
                                                                 ---------------
                                                                 (In thousands)
   Purchased components......................................... $  842 $  2,065
   Finished goods...............................................     21       48
                                                                 ------ --------
                                                                 $  863 $  2,113
                                                                 ====== ========

                           DATA CRITICAL CORPORATION

3. Property, Equipment and Software:

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------  -------
                                                                (In thousands)
   Computers, equipment and purchased software................. $1,840  $ 3,307
   Furniture and fixtures......................................    343      564
   Leasehold improvements......................................    156      191
                                                                 2,339    4,062
   Less: Accumulated depreciation..............................   (847)  (1,599)
                                                                ------  -------
                                                                $1,492  $ 2,463
                                                                ======  =======

   Depreciation expense was $189,000, $273,000 and $765,000 in 1998, 1999 and
2000, respectively.

4. Other Current Liabilities:

                                                                  December 31,
                                                                  -------------
                                                                   1999   2000
                                                                  ------ ------
                                                                       (In
                                                                   thousands)
   Accrued expenses.............................................. $  341 $  748
   Accrued royalties.............................................    224    410
   Customer deposits.............................................    179    247
   Accrued product warranties....................................    518    877
   Accrued payroll and benefits..................................    259  2,074
                                                                  ------ ------
                                                                  $1,521 $4,356
                                                                  ====== ======

5. Debt Obligations:

 Line of Credit

   The Company had a secured bank line of credit with maximum available borrowings of $1.5 million and with a variable borrowing base of 60% to 75% of accounts receivable based on maintaining certain minimum financial covenants. The line bore interest at the bank's prime rate plus 0.75%. The Company had outstanding letters of credit of $340,000 and $340,000, as of December 31, 1999 and 2000, respectively, but no outstanding borrowings against this line of credit. The Company was required to comply with various financial covenants including tangible net worth, liquidity ratios and maximum quarterly operating losses. This line of credit expired in April 2000 and was not renewed.

 Notes Payable

   In April 1999, the Company established a subordinated debt facility totaling $1.5 million. The six-month lending term expired in October 1999. Loans made under this facility were secured by substantially all of the Company's assets, subordinated to the commercial bank loans. Advances under the subordinated debt agreement were limited to $500,000 or more per advance. 11.0% interest-only payments were payable for the first 12 months followed by 24 months of interest plus equal monthly principal payments. As of December 31, 1999, $987,000 was outstanding under this debt facility. This entire outstanding balance was repaid in January 2000. In connection with this debt facility, the lender received an option to purchase up to 105,000 shares of Series D preferred stock at a purchase price of $5.00 per share. The lender exercised this option in full on October 25, 1999.

                           DATA CRITICAL CORPORATION

   The same lender has also provided a lease line of credit for up to $1.0 million, comprised of $800,000 to finance equipment and $200,000 to finance equipment, leasehold improvements and software. Advances under the lease line were available for 12 months beginning in April 1999 and became unavailable in April 2000. Each advance was payable over 36 months in equal installments. The Company had outstanding borrowings of $161,000 and $100,000 as of December 31, 1999 and 2000, respectively. As part of this lease line, the lender received a warrant to purchase 12,500 shares of Series D preferred stock at an exercise price of $4.00 per share.

   The determination of fair value of the warrants issued in connection with the Company's various financing arrangements were made using the Black-Scholes option pricing model and an effective borrowing rate of the Company.

   In April 1999, the Company established a non-cancelable statutory finance lease facility totaling $214,000. The finance lease agreements were funded in three installments from April to August 1999 and secured by the leased property. The leases are payable in 36 equal installments plus 16.6% interest on the declining balances. The Company had outstanding borrowings of $179,000 and $114,000 as of December 31, 1999 and 2000, respectively.

6. Capital Structure:

 Common Stock

   On November 9, 1999 the Company completed its initial public offering of common stock. The Company issued 4,025,000 shares, including the underwriters over-allotment, at $10.00 per share for a gross offering of $40,250,000.

   On June 5, 2000, the Company completed the sale of 1,230,770 shares of common stock to a private investor, ("Investor"). The Company raised $10 million in the sale of its shares to the Investor. In addition, the Company granted the Investor a nine-month option (the "Option") to purchase shares of its common stock worth $10 million at a purchase price of $15.00 per share (if the Option is exercised within 135 days of June 5, 2000) or $20.00 per share (if the Option is exercised more than 135 days after June 5, 2000). This Option expired unexercised in March 2001.

   In November 2000, the Company initiated a stock repurchase program. As of December 31, 2000, the Company had repurchased 765,500 shares of its common stock on the open market at an average purchase price of $2.71 per share. Of these repurchased shares, the Company reissued 56,333 to company employees at an average price of $2.88 per shares.

 Preferred Stock and Preferred Stock Purchase Rights Plan

   The Company has 3,000,000 shares of preferred stock authorized for issue in one or more series, at a par value of $0.001. In July 2000 the Board of Directors implemented a Preferred Share Purchase Rights Plan ("Rights Plan") to protect stockholders' rights in the event of a proposed takeover of the Company. Under the Rights Plan, the Company declared a dividend on each share of outstanding common stock of one right (a "Right") to purchase one one-thousandth of a share of preferred stock for each share of the Company's common stock outstanding. Similar rights will generally be issued in respect to common stock subsequently issued. Pursuant to the Rights Plan, each Right entitles the registered holder to purchase from the Company a one one-thousandth of a share of the Company's Series A Participating Preferred Stock, $0.001 par value per share, at a purchase price of $75.00 subject to certain adjustments under the plan. The rights are exercisable only if a person or group (an "Acquiring Person") acquires beneficial ownership of 20 percent or more of the Company's outstanding shares of common stock. Upon exercise, holders, other than the Acquiring Person, will

                           DATA CRITICAL CORPORATION
have the right, subject to termination, to receive the Company's common stock or other securities, cash or other assets having a market value, as defined equal to twice such purchase price. The Rights, which expire on July 21, 2010, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per Right.

 Warrants

   The Company has issued warrants to purchase common stock in connection with its stock and debt offerings. A summary of warrant activity follows:

                                                                  Warrants
                                                                Outstanding
                                                             -------------------
                                                                        Weighted
                                                                        Average
                                                              Number    Exercise
                                                             of Shares   Price
                                                             ---------  --------
   Balance, December 31, 1997...............................  320,936     2.48
     Issued.................................................   50,535     1.60
     Exercised..............................................      --       --
                                                             --------    -----
   Balance, December 31, 1998...............................  371,471     2.34
     Issued.................................................   12,500     4.00
     Exercised..............................................      --       --
                                                             --------    -----
   Balance, December 31, 1999 ..............................  383,971    $2.40
     Exercised.............................................. (167,293)    3.00
     Canceled...............................................  (36,938)    3.20
                                                             --------    -----
   Balance, December 31, 2000 ..............................  179,740    $1.67
                                                             ========    =====

   These warrants generally expire within five years from grant. The warrants were recorded as a component of additional paid-in capital at their estimated fair value at the date of issuance using a Black-Scholes model.

7. Employee Benefit Plans:

 Employee Savings and Retirement Plan

   The Company has a 401(k) plan that allows eligible employees to contribute up to 15 percent of their salary subject to annual limits. The Company currently does not match any portion of the employees' contribution but may, at its discretion, make matching contributions in the future.

 Stock Option Plans

   The Company has three stock option plans, the 1994 Stock Plan, the 1999 Stock Plan and the 1999 Directors Stock Plan (collectively, the "Plans"). The 1994 and 1999 Stock Plans provide for the grant of incentive and nonstatutory stock options to employees, directors and consultants. The 1999 Directors Stock Plan provides for the grant of nonstatutory stock options to non-employee directors of the Company. Options generally terminate if unexercised within 90 days after the employee leaves the company or, in the case of the 1999 Directors Stock Plan, 90 days after the director ceases to be a director of the Company.

   Under the 1994 and 1999 Stock Plans, options generally become exercisable at the rate of 25% of the total number of shares underlying the options 12 months after the vesting commencement date, and 25% every 12 months thereafter. Options generally expire no later than ten years after grant, or five years in the case of an incentive stock option granted to a 10% stockholder.

                           DATA CRITICAL CORPORATION

   Options granted under the 1999 Directors Stock Plan are fully vested at the date of grant and expire 10 years after they are granted.

   Under the 1994 Stock Plan, 950,000 shares of common stock were reserved for issuance. No further options will be granted under the 1994 Stock Plan. Under the 1999 Stock Plan, 1,000,000 shares plus an annual increase in each of the next five years equal to the lesser of 250,000 shares or two percent of the outstanding shares of common stock on the last day of the preceding fiscal year of common stock have been reserved for issuance. In addition, the stockholders of the Company approved in 2000 an increase of 500,000 in shares reserved for issuance under the 1999 Stock Plan. Under the 1999 Directors Stock Plan, 100,000 shares of common stock have been reserved for issuance.

   The 1999 Directors Plan generally provides that each person who is or becomes a nonemployee director of the Company will be granted a nonstatutory stock option to purchase 15,000 shares of common stock on the date on which the option holder first becomes a nonemployee director of the Company. Thereafter, on the date of the Company's annual stockholders' meeting each year, each nonemployee director will be granted an additional option to purchase 5,000 shares of common stock if, on that date, he or she has served on the Company's board of directors for at least six months.

   Incentive options are granted at not less than the fair value of common stock on the date of grant, and nonqualified options are granted at not less than 50% of fair value on the date of grant. Options generally expire between seven and ten years from the date of grant.

   Information relating to stock options outstanding under the Plans is as follows:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
   Options outstanding, December 31, 1997...........   528,873       $ 0.92
     Options granted................................   317,987         2.33
     Options exercised..............................      (593)        0.97
     Options canceled...............................    (9,845)        1.65
                                                     ---------       ------
   Options outstanding, December 31, 1998...........   836,422         1.45
     Options granted................................   765,962         8.54
     Options exercised..............................   (19,760)        1.67
     Options canceled...............................   (58,625)        2.82
                                                     ---------       ------
   Options outstanding, December 31, 1999 .......... 1,523,999         4.96
     Options granted................................ 1,265,748        10.06
     Options exercised..............................  (180,262)         .92
     Options canceled...............................  (436,240)        9.67
                                                     ---------       ------
   Options outstanding, December 31, 2000........... 2,173,245       $ 7.32
                                                     =========       ======

   At December 31, 1998, 1999 and 2000, options to purchase 339,624, 556,292,
766,820 shares were exercisable, respectively.

   Under the Plans, options to purchase 223,524 shares of common stock were available for future grant. As of December 31, 2000, the 2,173,245 options outstanding under the 1994, 1999 and Director Stock Plan have exercise prices between $0.80 and $38.75 and a weighted-average remaining contractual life of
7.63 years. During 1999 and 2000, the Company recorded $1,316,000 and $317,000, respectively, of deferred compensation from the issuance of stock options with exercise prices less than the fair value of common stock. This deferred compensation is recognized as expense ratably over the vesting period of the options. In 1999 and 2000, the Company recognized $541,000 and $615,000, respectively, of expense related to this deferred compensation. Up to the Company's initial public offering, the fair value of common stock on the dates of

                           DATA CRITICAL CORPORATION
stock option grants was determined by management using recent sales of preferred stock, consideration of significant milestones achieved by the Company and other market considerations. The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2000:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                                Weighted
                                      Weighted   Average               Weighted
                                      Average   Remaining              Average
          Range of          Number    Exercise Contractual   Number    Exercise
      Exercise Prices     Outstanding  Price      Life     Exercisable  Price
      ---------------     ----------- -------- ----------- ----------- --------
   $ 0.80-$ 0.80.........    251,496   $ 0.80     1.44       245,621    $ 0.80
   $ 1.20-$ 2.40.........    283,352   $ 2.11     4.43       168,511    $ 2.04
   $ 2.44-$ 2.94.........    277,326   $ 2.85     9.92        71,985    $ 2.81
   $ 3.20-$ 6.00.........    316,755   $ 5.55     8.01       160,141    $ 5.59
   $ 6.75-$ 8.78.........    254,293   $ 8.66     9.65        37,596    $ 8.47
   $ 8.88-$ 8.88.........    148,500   $ 8.88     9.26         8,125    $ 8.88
   $ 8.94-$10.00.........    104,301   $ 9.29     9.28        14,000    $10.00
   $10.31-$11.13.........    131,638   $10.60     9.26        37,591    $10.90
   $12.00-$12.00.........    163,000   $12.00     8.96        23,250    $12.00
   $15.88-$38.75.........    242,584   $19.41     9.08           --        --
                           ---------   ------     ----       -------    ------
   $ 0.80-$38.75.........  2,173,245   $ 7.32     7.63       766,820    $ 3.72
                           =========   ======     ====       =======    ======

   Included in these options tables are 73,468 of options granted to consultants in 2000. These options resulted in $226,000 of compensation expense in 2000.

 Accounting for Stock-Based Compensation

   For purposes of pro forma disclosure, the estimated fair value of each option grant is estimated on the date of grant using the minimum value method (prior to going public), which considers the time-value of money, with the following assumptions for grants in 1998, 1999 and 2000: risk-free interest rates of 6.25% to 6.50%; expected lives of five years; and no dividends. The weighted average fair value of options granted in 1998, 1999 and 2000 were $0.58, $7.38 and $6.47, respectively. The volatility number used for those options granted between December 9, 1999 and December 31, 2000 was 0.70. The pro forma effect upon net loss and net loss per share, taking into account only the additional compensation expense that would be recognized using the fair value method, are as follows (in thousands, except per share data):

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1998     1999      2000
                                                    -------  -------  --------
Net loss........................................... $(5,822) $(6,816) $(13,987)
Pro forma net loss.................................  (5,865)  (7,054)  (16,223)
Basic and diluted loss per share...................   (5.03)   (2.92)    (1.20)
Pro forma basic and diluted loss per share.........   (5.06)   (3.01)    (1.39)

 Employee Stock Purchase Plan

   The Company has an employee stock purchase plan for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first day or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 20% of their compensation during any offering period, subject to certain limitations. The Company's 1999 Employee Stock Purchase Plan was adopted by the Board of Directors and approved by the stockholders in May 1999. 100,000 shares plus an annual increase in each of the next five years equal to the lesser of 150,000 shares or one percent of the outstanding shares of

                           DATA CRITICAL CORPORATION
common stock on the last day of the preceding fiscal year of common stock have been reserved for issuance under the Purchase Plan. During 1999 and 2000, shares totaling 0 and 7,928 were issued under the plans at an average price of $8.82. As of December 31, 2000, 197,719 shares were reserved for future issuances.

8. Income Taxes:

   At December 31, 2000, the Company had net operating loss carryforwards of approximately $28,800,000. The Company may be limited in its ability to utilize certain of its future carryforwards in any year due to previous sales of its stock. Management believes that, based on a number of factors, the available objective evidence creates significant uncertainty regarding the realization of the net deferred tax assets. Accordingly, a valuation allowance has been provided for the net deferred tax assets of the Company. This valuation allowance increased in 1998, 1999 and 2000 by $2,232,000, $2,662,000 and
$4,125,000 respectively. These carryforwards, which may provide future tax benefits, expire from 2008 to 2020.

   The difference between the statutory tax rate of approximately 36.5% (34% federal and 2.5% state, net of federal benefits) and the tax benefit of zero recorded by the Company is primarily due to the Company's full valuation against its net deferred tax assets. In addition, the Company has research and development tax credit carryforwards of approximately $500,000.

   The components of the deferred tax asset and liabilities were as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
   Deferred tax assets:
     Net operating loss carryforward......................... $ 7,014  $ 10,512
     Other...................................................     561     1,188
                                                              -------  --------
   Deferred tax assets.......................................   7,575    11,700
   Valuation allowance.......................................  (7,575)  (11,700)
                                                              -------  --------
       Total................................................. $   --   $    --
                                                              =======  ========

9. Related Party Transactions:

 Investments in and Advances to Unconsolidated Affiliates

   On July 10, 1996, the Company loaned Nomadics, Inc. $50,000 in exchange for a promissory note, which matures on July 10, 2000. The note is convertible into approximately a 3.6% equity interest in Nomadics, Inc., at the earlier of July 10, 2000 or upon an initial public offering of the Company's stock. Interest accrues at 8.0% per year. On November 7, 1996, the Company acquired Nomadics, Inc. common stock representing a 10.8% interest for a cash payment of $151,000. As of December 31, 2000 the Company continues to extend the terms of the interest-bearing note.

 Notes Receivable from Officers

   The Company loaned a senior executive $45,000 on July 18, 1997, in exchange for a promissory note, which matures on July 17, 2001. Interest of 6.7% on the unpaid principal balance is due annually. On December 8, 2000 the promissory note was amended to extend the maturity date to September 30, 2001, increasing the interest rate to 8.5% and agreeing to forgive the note, including accrued interest and a gross-up payment for all federal income taxes payable on such forgiven amounts, if the senior executive remains in the employ of the Company through September 30, 2001.

                           DATA CRITICAL CORPORATION

   On November 20, 2000 the Company accepted a Secured Promissory Note ("Note") in the amount of $1,303,000 with an interest rate of 15% from a Company officer. The Note was originally due and payable in full on the earliest of (a) December 4, 2000, (b) the termination of the officers employment or (c) the date of any sale of pledged security. The Note was originally, but is no longer, secured by both the officer's principal residence and all shares of common stock of the Company and common stock of the Company underlying certain stock option grants held by the officer and his wife. The officer is responsible for reimbursement of all Company expenses incurred in the execution and administration of the Note. In the event the payment principal on the Note is delinquent for a period of 10 days or more, the Company shall have the right to collect from the officer an amount equal to one percent (1%) of the then outstanding principal balance. In December 2000 the Note was amended deleting the late fee provisions and extending the maturity. In December 2000 the borrower made a payment of $1,200,000 to the Company while in January 2001 the Company received a payment of approximately $52,000.

10. Acquisitions:

 Physix, Inc.

   On December 17, 1999, the Company acquired substantially all of the business, assets and rights of Physix, Inc. Under the terms of the agreement the Company issued 200,000 shares of common stock, all of which were placed in escrow. Of these 200,000 shares, 100,000 shares were to be released if not required to satisfy Physix indemnification obligations, and the other 100,000 shares (the "Contingency Shares") were only to be released upon the achievement of certain milestone obligations. If these performance milestones were not met within one year, the number of Contingency Shares to be released to Physix were to be reduced on a sliding scale, up to the total 100,000 shares, and the unreleased shares were to be returned to the Company for retirement. The Company also paid approximately $1.5 million in cash to repay certain Physix obligations and assumed certain other Physix liabilities amounting to approximately $600,000. In December 2000 the Company consented to the release of all 100,000 Contingency Shares from escrow and accounted for the release with an approximate fair value of $138,000 as additional purchase price.

   This acquisition was accounted for as a purchase and, accordingly, the financial statements reflect valuation of all assets, including identifiable intangibles, at their estimated fair market values. Physix's results of operations are included in the accompanying statements of operations from the date of the acquisition.

   Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their estimated fair value. The following represents the purchase price allocation for Physix (in thousands).

   Book value of net assets acquired.................................... $  502
   Core technology......................................................  1,340
   Cost in excess of net assets acquired................................    169
   In-process research and development..................................  1,758
                                                                         ------
     Fair value of assets acquired...................................... $3,769
                                                                         ======

   Cash paid............................................................ $1,500
   Fair value of shares issued..........................................  1,469
   Liabilities assumed..................................................    600
   Acquisition costs....................................................    200
                                                                         ------
     Purchase price..................................................... $3,769
                                                                         ======

                           DATA CRITICAL CORPORATION

   The following unaudited pro forma information has been prepared assuming Physix had been acquired as of January 1, of each year presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of January 1, of each year presented. In addition, the pro forma information is not intended to be a projection of future results.

                                                        Year Ended December 31,
                                                        -----------------------
                                                           1998        1999
                                                        ----------- -----------
                                                         (In thousands, except
                                                          per share amounts)
   Pro forma information (Unaudited)
   Revenue............................................. $     5,379 $    11,240
   Net loss............................................      13,279      16,570
   Loss per common share basic and diluted.............        8.02        5.82

 Elixis Corporation

   On April 3, 2000, the Company acquired Elixis Corporation, by the statutory merger of Elixis with and into datacritical.com inc., a wholly-owned subsidiary of the Company.

   As a result of the merger, the separate corporate existence of Elixis ceased and the Company became the owner of all of the business and assets of Elixis and assumed all of the debt and liabilities of Elixis. Each share of Elixis common stock was converted into 0.0407847 shares of the Company's common stock which represented 209,991 shares. All of Elixis' stock option plans were terminated prior to completion of the merger, and the Company paid approximately $110,000 to Elixis' option holders in exchange for cancellation of all outstanding Elixis options. The Company also forgave its note receivable from Elixis in the amount of $200,000 issued prior to the transaction and assumed certain other liabilities amounting to approximately $1.3 million.

   This acquisition was accounted for as a purchase and, accordingly, the financial statements reflect valuation of all assets, including identifiable intangibles, at their estimated fair market values. Elixis' results of operations are included in the accompanying statements of operations from the date of the acquisition.

   Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their estimated fair value. The following represents the purchase price allocation for Elixis (in thousands).

   Book value of net assets acquired.................................... $  150
   Core technology......................................................  1,100
   Assembled workforce..................................................    200
   Cost in excess of net assets acquired................................    530
   In-process research and development..................................  2,800
                                                                         ------
     Fair value of assets acquired...................................... $4,780
                                                                         ======

   Cash paid............................................................ $  309
   Fair value of shares issued..........................................  2,441
   Liabilities assumed..................................................  1,330
   Acquisition costs....................................................    700
                                                                         ------
     Purchase price..................................................... $4,780
                                                                         ======

                           DATA CRITICAL CORPORATION

 Paceart

   On September 11, 2000, the Company's wholly-owned subsidiary acquired all of the outstanding limited partnership interests of Paceart Associates, L.P. and all the outstanding capital stock of Paceart G.P., Inc. (collectively, "Paceart"). Under the terms of the purchase agreement, the limited partners and the stockholders of Paceart were paid an aggregate cash purchase price of $6,162,000 in exchange for their limited partnership interests in the limited partnership and shares of common stock of the corporate general partner, respectively. The stockholders of Paceart corporate general partner also were issued 300,000 shares of the Company's common stock. The Company also assumed certain other liabilities amounting to approximately $473,000.

   In addition, if, and only to the extent that, the division or subsidiary of the Company or its acquiring subsidiary comprised of the operations of the former Paceart after the acquisition achieves sales revenues of more than $5,000,000 during the fiscal year ending December 31, 2001, the Company will pay an additional $400,000 in cash to the former owners of Paceart, which would be accounted for as additional purchase price when paid.

   Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their estimated fair value. The following represents the purchase price allocation for Paceart (in thousands).

   Book value of net assets acquired.................................... $  624
   Cost in excess of net assets acquired................................  9,195
                                                                         ------
     Fair value of assets acquired...................................... $9,819
                                                                         ======

   Cash paid............................................................ $6,162
   Fair value of shares issued..........................................  2,634
   Liabilities assumed..................................................    473
   Acquisition costs....................................................    550
                                                                         ------
     Purchase price..................................................... $9,819
                                                                         ======

 Pro Forma

   The following unaudited pro forma information has been prepared assuming Physix, Elixis and Paceart had been acquired as of January 1, of each year presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of January 1, of each year presented. In addition, the pro forma information is not intended to be a projection of future results.

                                                        Year Ended December 31,
                                                        -----------------------
                                                           1999        2000
                                                        ----------- -----------
                                                         (In thousands, except
                                                          per share amounts)
   Pro forma information (Unaudited)
   Revenue............................................. $    16,642 $    21,215
   Net loss............................................      11,272      13,446
   Loss per common share basic and diluted.............        3.36        1.11

                           DATA CRITICAL CORPORATION

11. Commitments And Contingencies:

 Purchase Obligations

   The Company has certain agreements with certain suppliers to purchase certain components, and estimates noncancelable obligations under these agreements of approximately $550,000 in 2001 and $550,000 in 2002. The Company also has a commitment to purchase airtime charges for approximately $300,000 through 2001 and $300,000 in 2002 from one of the Company's shareholders.

 Operating Leases

   The Company leases office space under lease agreements which expire over the next four years. In December 1998, the Company entered into a lease for a new facility which will expire five years after the scheduled June 1999 occupancy. The leases require minimum monthly payments over the term of the lease. The Company's rent expense during 1998, 1999, and 2000 was $243,000, $319,000 and $690,000, respectively. Future minimum payments required under non-cancelable leases as of December 31, 2000, are as follows (in thousands):

                                                               Operating Capital
                                                                Leases   Leases
                                                               --------- -------
   2001.......................................................     965      76
   2002.......................................................     885      48
   2003.......................................................     844     --
   2004.......................................................     544     --
   2005.......................................................     384     --
   Thereafter.................................................     --      --
                                                                ------    ----
                                                                $3,622     124
                                                                ======
   Amounts representing interest..............................             (7)
                                                                          ----
                                                                           117
   Current portion lease obligations..........................            (70)
                                                                          ----
                                                                          $ 47
                                                                          ====

12. Investments in and Advances to Other Entities:

   On November 2, 2000, the Company accepted an unsecured promissory note from PocketScript, Inc., a privately held company. PocketScript borrowed $1,500,000 in 2000. Principal accrued interest at the rate of the prime plus two percent (2%). In December 2000 the note was repaid in full.

   In December 2000, the Company paid $3 million to purchase 2,054,795 shares of Series B-1 Preferred Stock in PocketScript representing an approximate 13% ownership interest. As a part of the share purchase, the Company received two board of director seats and also rights to purchase an additional number of shares of Series B Preferred Stock in an amount sufficient to increase the Company's percentage of ownership of PocketScript to 19.9% on a fully-diluted basis. The aggregate purchase price of the additional shares shall be for the greater of ten dollars ($10.00) or the aggregate par value of the additional shares. In February 2001 the Company paid a total of $10.00 to exercise its purchase option. During 2000, revenue from Company sales to PocketScript was approximately 5.6% of total revenues.

13. Segment Reporting:

   During the year 2000, the Company's operations and corresponding organizational structures were organized into two strategic business unit groups that offer products and services tailored for particular market

                           DATA CRITICAL CORPORATION
segments. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to allocate resources and assess performance. Information for prior periods has been reclassified to conform to the current year presentation.

   The Company is organized on the basis of products and services. The Company's segments are divisions that offer different products and services. Reportable segments are as follows:

     Hospital Systems-designs, manufactures, and markets systems and services using technologies for use primarily within the hospital environment.

     Physician Systems-designs, manufactures, and markets systems and services using hand-held and internet-based wireless technologies primarily for physician use.

   The Company measures the performance of its operating segments based on segment operating income, which includes sales and marketing expenses, research and development costs, and other overhead charges directly attributable to the operating segment. Certain expenses that are managed outside of the operating segments are excluded from segment operating income. These consist primarily of corporate charges, including other income and expense items, unallocated shared expenses and taxes. Asset information by operating segment is not reported since the Company does not identify assets by segment. The accounting policies of the segments are the same as those used in the preparation of the Company's consolidated financial statements.

   The Company does not have material revenues or assets outside the United States. Approximately 99.2%, 90.6%, and 20.6% of the Company's revenues for the years ended December 31, 1998, 1999 and 2000, respectively, is attributable to sales to GE Marquette Medical Systems, Inc. (now GEMS IT) and sales co-marketed with Agilent Technologies, Inc.

   The Company evaluates the performance of its segments based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA includes the allocation of certain corporate expenses to the segments. Segment data includes intersegment revenues. The table below presents information about reported segments for the years ending December 31, 1998, 1999, and 2000 (in thousands).

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1998     1999      2000
                                                    -------  -------  --------
   Hospital Systems
     Revenue....................................... $ 4,137  $ 9,538  $ 16,009
     Operating loss................................  (5,773)  (6,570)   (3,675)

   Physician Systems
     Revenue.......................................     --       --      1,825
     Operating loss................................                     (6,569)

   Consolidated and Other
     Revenue.......................................     --       --        --
     Operating loss................................                     (3,627)
                                                    -------  -------  --------
   Consolidated Segment Totals
     Revenue.......................................   4,137    9,538    17,834
     Operating loss................................ $(5,773) $(6,570) $(13,871)
                                                    =======  =======  ========

                           DATA CRITICAL CORPORATION

   The following table reconciles consolidated segment operating loss to the Company's consolidated net loss.

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1998     1999      2000
                                                    -------  -------  --------
   Consolidated segment operating loss............. $(5,773) $(6,570) $(13,871)
   Unallocated interest income, net................     152       35     1,689
   Depreciation and amortization...................    (201)    (281)   (1,805)
                                                    -------  -------  --------
     Net........................................... $(5,822) $(6,816) $(13,987)
                                                    =======  =======  ========

14. Subsequent Events:

   On March 12, 2001, the Company entered into an agreement and plan of merger by and among the Company, VitalCom Inc., a Delaware corporation, and Viper Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company. Pursuant to the merger agreement and subject to the conditions set forth in the merger agreement (including approval of the merger agreement by the stockholders of VitalCom, approval of the issuance of shares of common stock by the stockholders of the Company, and other customary closing conditions), Viper Acquisition Corp. will merge with and into VitalCom. VitalCom will be the surviving corporation and will become a wholly-owned subsidiary of the Company. At the effective time of the merger, each outstanding share of VitalCom common stock will be exchanged for 0.62 shares of the Company common stock. In addition, outstanding options to purchase VitalCom common stock will be assumed by the Company, and the exercise price and number of shares subject to such option will be appropriately adjusted to reflect the common stock exchange ratio.

   In connection with the execution of the merger agreement, stockholders of VitalCom who beneficially own in the aggregate approximately 60% of VitalCom's voting capital stock entered into voting agreements, by which they agreed to vote their shares in favor of the merger. Upon closing, the company plans to account for the merger as a purchase.

15. Summarized Quarterly Data (Unaudited):

   The following financial information reflects all normal recurring adjustments which are in the opinion of management, necessary for a fair statement of the results of interim periods. Summarized quarterly data for fiscal 2000 and 1999 is as follows (in thousands, except per share data).

   2000                                      Q1       Q2       Q3       Q4
   ----                                    -------  -------  -------  -------
   Revenues............................... $ 3,705  $ 4,616  $ 5,286  $ 4,227
   Gross profit(1)........................   2,233    2,893    3,234    1,820
   Operating loss.........................  (2,298)  (5,600)  (2,557)  (5,221)
   Net loss...............................  (2,021)  (5,095)  (2,025)  (4,846)
   Basic and diluted net loss per common
    share(2)..............................   (0.19)   (0.45)   (0.16)   (0.39)

   1999                                      Q1       Q2       Q3       Q4
   ----                                    -------  -------  -------  -------
   Revenues............................... $ 1,758  $ 1,827  $ 2,321  $ 3,632
   Gross profit(1)........................   1,098    1,070    1,442    2,316
   Operating loss.........................  (1,252)  (1,275)  (1,209)  (3,115)
   Net loss...............................  (1,235)  (1,286)  (1,259)  (3,036)
   Basic and diluted net loss per common
    share(2)..............................   (1.13)   (1.15)   (1.13)   (0.47)

--------
(1) Gross profit is calculated by subtracting cost of revenues from total revenues.

(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

                           DATA CRITICAL CORPORATION

16. Valuation and Qualifying Amounts:

                                Balance at Charged to               Balance at
                                Beginning  costs and                  end of
   Description                  of period   expenses  Deductions(1)   period
   -----------                  ---------- ---------- ------------- ----------
                                                (in thousands)
   Allowance for doubtful
    accounts
   December 31, 1998...........      6         15           --          21
   December 31, 1999...........     21        128           --         149
   December 31, 2000...........    149        171          (37)        283

--------
(1) Amounts include write-offs of accounts receivable deemed uncollectable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

   We had no change in, or disagreements with, our accountants for the year ended December 31, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   Our bylaws provide that our board of directors shall be composed of seven directors, or such other number that is fixed by resolution of the board of directors or by vote of our stockholders. We currently have seven directors, each of whom is placed into one of three classes such that, to the extent possible, there is an equal number of directors in each class. Every director elected to the board generally holds office for a three-year term and until his or her successor is elected and qualified.

   At our 2001 annual meeting, two Class II directors are to be elected, each to hold office for an approximate three-year term ending at the 2004 annual meeting of stockholders or until his successor is elected and qualified.

   The names of our directors, their ages as of March 29, 2001 and certain other information about them are set forth below.

 Nominees -- Terms Will Expire in 2004

   George M. Middlemas (age 54) has served as a director of Data Critical since February 1995. Since 1991, Mr. Middlemas has been a managing general partner of Apex Investment Partners, a Chicago-based venture capital firm that focuses on telecommunications, information technology and software investments.
Mr. Middlemas earned an M.B.A. from Harvard University and is a certified public accountant. Mr. Middlemas is a director of RSA Security, a computer network security products company, Tut Systems, Inc., a telecommunications products company, Online Resources Communications Corp., a provider of electronic banking transaction services, Qorus.com, Inc., an integrated messaging service provider, and Purecycle Corporation, a water resources development corporation and also serves as a director on the board of various private companies.

   David B. Swedlow (age 54) has served as a director of Data Critical since July 1998. Dr. Swedlow founded and has been a principal of The Swedlow Group, a medical technologies consulting firm, since April 1998. From 1987 to April 1998, Dr. Swedlow was senior vice president of medical affairs and technology development at Nellcor Puritan Bennett. Dr. Swedlow earned a B.S. from the Massachusetts Institute of Technology and an M.D. from Harvard Medical School.

 Continuing Directors -- Terms Expire in 2002

   David E. Albert, M.D. (age 46) and Michael E. Singer (age 38). For a description of the background and experience of these directors, please see the descriptions set forth in "Executive Officers" in Part I, Item 1 above.

 Continuing Directors -- Terms Expire in 2003

   John V. Atanasoff (age 65) has served as a director of Data Critical since January 2001, when he replaced Ronald H. Kase. Mr. Atanasoff most recently was president, chief executive officer and chairman of the board of Colorado MEDtech, Inc., where he was employed since June 1993. Prior to joining Colorado MEDtech, Mr. Atanasoff served as chief executive officer and chairman of the board of Cybernetics Products Inc. from October 1989 to April 1993 and as vice president and general manager of EG&G Seattle from October 1980 to April 1989. Mr. Atanasoff earned a B.S. in mechanical engineering from Iowa State University and an M.S. in mechanical engineering from the University of Rochester.

   Jeffrey S. Brown (age 41) served as president and chief executive officer of Data Critical from September 1994 to February 2001, at which time he joined RadioFrame Networks, Inc. as president and chief executive officer. Mr. Brown currently serves as chairman of the board of directors of Data Critical and has also served as a director of Data Critical since September 1994. Prior to joining Data Critical, he served as vice president of sales and marketing/business development for McCaw Wireless Data where he was responsible for the general management of this start-up business unit from January 1993 to September 1994. From June 1992 to January 1993, Mr. Brown was director of product development at McCaw Cellular Engineering where he was responsible for developing key wireless products, including packet and circuit switched data and advanced voice service products. From 1990 to June 1992, Mr. Brown was director of marketing operations and National Accounts at PacTel Cellular, a subsidiary of Pacific Telesys. Mr. Brown has also held sales and marketing positions at Pacific Bell, a subsidiary of Pacific Telesys, from 1984 to 1990, and at AT&T from 1982 to 1984. Mr. Brown earned a B.A. in political science from the University of California at Berkeley and an M.B.A. from Golden Gate University.

   Richard L. Earnest (age 58). For a description of the background and experience of this director, please see the description set forth in "Executive Officers" in Part I, Item 1 above.

Executive Officers

   For a description of the background and experience of Richard L. Earnest, David E. Albert, M.D., Michael E. Singer, Bradley R. Harlow and Robert A. May, please see the descriptions set forth in "Executive Officers" in Part I, Item 1 above.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of our common stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during our fiscal year ended December 31, 2000, all Reporting Persons complied with all applicable filing requirements except as follows:

   David E. Albert, M.D. failed to file one Form 4 on a timely basis reporting four transactions that occurred in April 2000.

   George M. Middlemas failed to file one Form 4 on a timely basis reporting one transaction that occurred in October 2000.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

   Our directors currently receive no cash fees for services provided in that capacity but are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the board. Our 1999 directors stock option plan provides that each person who becomes a non-employee director of Data Critical will be granted a nonstatutory stock option to purchase 15,000 shares of our common stock on the date on which the optionee first becomes a non-employee director. Thereafter, on the date of each annual meeting of our stockholders, each such non-employee director shall be granted an additional option to purchase 5,000 shares of our common stock if, on that date, he or she has served on our board for at least six months.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

   We have entered into an employment agreement, dated March 1, 2001, with Richard L. Earnest, our chief executive officer and a member of our board of directors. The term of the agreement is one year. Pursuant to the agreement, Mr. Earnest is paid a salary of $8,333.33 per month over a period of six months, subject to customary withholding, and an allowance of $15.00 per hour for 40 hours per week towards the actual cost incurred of an administrative assistant. Mr. Earnest was granted an option to purchase 50,000 shares of our common stock. This option vests monthly over a period of six months, with an initial vesting date of March 31,

2001 and a final vesting date of August 31, 2001. This option is subject to the terms and conditions of our 1999 stock option plan, except that the option will be exercisable for five years after the termination of Mr. Earnest's employment for any reason. Mr. Earnest also is eligible for benefits available to our employees generally. Mr. Earnest's employment is at will and may be terminated by us or by him at any time, without severance payments or other similar benefits. In addition, Mr. Earnest has agreed to voluntarily resign his position as our chief executive officer at the request of a majority of our board of directors. The agreement also contains a non-competition agreement, which prohibits Mr. Earnest from competing with us or soliciting our customers or employees for a period of one year after his employment is terminated.

   We have entered into a retention agreement dated March 8, 2001 with Jeffrey
S. Brown, the chairman of our board of directors. The term of the agreement is concurrent with Mr. Brown's current term as a member of our board of directors. Pursuant to the agreement, Mr. Brown is to be granted twice the standard amount of options to purchase shares of our common stock otherwise granted to independent directors. These options will be subject to the terms and conditions of our 1999 stock option plan, except that the options vest immediately upon grant. Mr. Brown also is eligible for benefits available to our directors generally. In addition, Mr. Brown has agreed to resign voluntarily from our board of directors at the request of a majority of the other members of the board. The agreement also contains a non-competition agreement, which prohibits Mr. Brown from competing with us or soliciting our customers or employees for a period of one year after the termination of Mr. Brown's current term as a member of our board of directors.

   We have entered into an employment agreement dated June 14, 1999, as amended on February 24, 2000 and on March 11, 2001, with Michael E. Singer, our executive vice president of corporate development, chief financial officer and a member of our board of directors. The term of the agreement is five years. Pursuant to the agreement, Mr. Singer currently is paid an annual base salary of $228,000, with increases and bonuses determined at the discretion of our board of directors, in each case, subject to customary withholding. In addition, when we agreed to acquire VitalCom, Mr. Singer earned a bonus of $275,000 to be paid in equal monthly installments commencing on the last day of the month in which such acquisition occurs and ending on December 31, 2001, unless Mr. Singer's employment is terminated for any reason, in which case Mr. Singer will receive the balance of the bonus on the last day of his employment. Pursuant to the agreement, we granted Mr. Singer 7,500 shares of our common stock and also granted him options to purchase a total of 175,000 shares of our common stock, which options vest in part on an annual and quarterly basis and in part on the basis of a formula related to the fair market value of acquisitions made by us during the term of Mr. Singer's employment, except that all such options will vest immediately upon the earlier of Mr. Singer's death or disability or a change of control of Data Critical occurs by way of merger, stock or asset purchase, or otherwise. In addition, pursuant to the most recent amendment, we granted Mr. Singer an option to purchase 75,000 shares of our common stock, which option will vest in full on (and not until) August 24, 2001 if Mr. Singer is still employed by us on that date. If Mr. Singer's employment terminates for any reason, any unvested options shall immediately expire and terminate. If Mr. Singer is still employed by us on August 24, 2001, then, notwithstanding any provisions to the contrary in our 1999 stock option plan or the terms of any agreement under which such options were granted, all options granted to Mr. Singer by us through such date (whether or not pursuant to the agreement) that are vested at the time of the termination of Mr. Singer's employment will remain exercisable until the earlier to occur of the stated expiration date of each such option or the fourth anniversary of the date on which Mr. Singer no longer qualifies as an "Employee" or "Consultant" as such terms are defined in our 1999 stock option plan. Mr. Singer also is eligible for benefits available to our employees generally.

   Prior to August 24, 2001, we may only terminate Mr. Singer's employment for cause. Thereafter, either party may terminate the agreement without cause upon 30 days' prior written notice. If Mr. Singer voluntarily terminates his employment, dies or becomes disabled, or is terminated for cause in each case prior to August 24, 2001, then he will be paid his salary and unpaid vacation to the extent accrued through the date of termination, and will be entitled to the continuation of benefits available to our employees generally to the extent provided by law, but will not be entitled to any other severance payments or similar benefits. If

Mr. Singer is terminated without cause or is constructively terminated in each case prior to August 24, 2001, or his employment terminates for any reason after August 24, 2001, then he will be paid his salary and unpaid vacation to the extent accrued through the date of termination, will be entitled to the continuation of benefits available to our employees generally to the extent provided by law, and will remain entitled to his $275,000 bonus and the extended exercise of his vested options as described above, but will not be entitled to any other severance payments or similar benefits. In addition, if Mr. Singer remains employed by us through August 24, 2001, then we will provide him with fully paid health coverage under our group health plan for one year after the subsequent termination of his employment for any reason other than a termination for cause.

   Mr. Singer has agreed to resign voluntarily from our board of directors at the request of a majority of the other members of the board if his employment is terminated for any reason. We have agreed that so long as Mr. Singer is either our employee or a member of our board of directors, he will serve on any selection committee formed for the purpose of selecting a new chief executive officer. We have also agreed to reimburse Mr. Singer for any federal excise "parachute" taxes imposed upon him as a result of compensation he may receive in connection with a merger, acquisition or other change of control of Data Critical. The agreement also contains a non-competition agreement, which prohibits Mr. Singer from competing with us or soliciting our customers or employees for a period of one year after his employment at Data Critical terminates.

   We have entered into a retention agreement dated March 7, 2001, with Bradley
R. Harlow, our senior vice president having primary responsibility in business development, sales and marketing. The term of the agreement is one year. Pursuant to the agreement, Mr. Harlow is paid an annual base salary of $187,500 and, assuming Mr. Harlow remains our employee through December 31, 2001, a minimum year-end cash bonus of $30,000, in each case subject to customary withholding. Mr. Harlow will also be paid one-time cash bonus of $20,000 (subject to customary withholding) if our acquisition of VitalCom becomes effective and Mr. Harlow successfully oversees the execution of a new, revenue-generating commercial agreement with one of our strategic partners. Mr. Harlow also is eligible for benefits available to our employees generally.
Mr. Harlow's employment is at will and may be terminated by us or by him at any time without severance payments or other similar benefits, except that Mr. Harlow is entitled to a severance payment in the amount of six months' salary if he is terminated without cause. Pursuant to the agreement, we granted Mr. Harlow an option to purchase 20,000 shares of our common stock under our 1999 stock option plan. The agreement also contains a non-competition agreement, which prohibits Mr. Harlow from competing with us or soliciting our customers or employees for a period of one year after his employment is terminated.

   We also accepted from Mr. Harlow on July 18, 1997 a promissory note in the amount of $43,537. On December 8, 2000, we extended the term of the note to September 30, 2001, increased the interest rate to 8.5%, and agreed to forgive all outstanding principal and interest due under the note if Mr. Harlow's employment with Data Critical continues through September 30, 2001. In the event of such forgiveness of principal and interest due under the note, we agreed to make a gross-up payment to Mr. Harlow for all federal income taxes payable on these forgiven amounts. As part of Mr. Harlow's employment agreement, we reaffirmed our agreement to forgive these amounts on the foregoing terms.

   We have entered into an employment agreement dated November 11, 1999, as amended on March 11, 2001, with Robert A. May, our senior vice president of operations. The term of the agreement expires on March 6, 2002. Pursuant to the agreement, Mr. May is paid an annual base salary of $162,500 and an annual bonus targeted at 20% of his annual compensation based on meeting certain objectives, in each case subject to customary withholding. Mr. May will also be paid one-time cash bonus of $50,000 (subject to customary withholding) if our acquisition of VitalCom becomes effective and Mr. May successfully integrates and migrates the manufacturing operations of both companies in and to a single location. Mr. May also is eligible for benefits available to our employees generally. Mr. May's employment is at will and may be terminated by us or by him at any time without severance payments or other similar benefits, except that Mr. May is entitled to a severance payment in the amount of six months' salary if he is terminated without cause during the term of the agreement or if we require him to relocate to Tustin, California and rather than do so, he voluntarily terminates his employment. The agreement also contains a non-competition agreement, which prohibits Mr. May from competing with us or soliciting our customers or employees for a period of 90 days after his employment is terminated.

Executive Compensation

   The following table shows the compensation earned during 2000, 1999 and 1998 by our chief executive officer and our four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                           Annual               Long-Term
                                        Compensation       Compensation Awards
                                     ------------------   --------------------------
                                                          Restricted      Securities
                              Fiscal                        Stock         Underlying
Name & Principal Position      Year  Salary($) Bonus($)    Award($)       Options(#)
-------------------------     ------ --------- --------   ----------      ----------
David E. Albert, M.D.(1).....  2000   165,000   90,750(3)      --           20,000
  Chief Scientist and          1999   150,000   35,000         --
   Chairman                                                                    --
  of the Board                 1998   121,042   25,000         --              --

Jeffrey S. Brown(2)..........  2000   210,000      --          --          100,000
  President and Chief          1999   189,167   76,000(4)      --           75,000
  Executive Officer            1998   180,000   59,000         --           41,168

Michael E. Singer............  2000   174,583      --      130,719(5)(7)    95,000
  Executive Vice President,    1999    87,897   40,000      55,425(6)(7)
   Corporate Development                                                   175,000
  and Chief Financial Officer  1998       --       --          --              --

Bradley R. Harlow............  2000   150,000   85,000(3)      --           35,000
  Senior Vice President of     1999   150,000   45,000         --              --
  Business Development
  and General Manager of       1998   141,875   12,731         --
  Paceart Division                                                          75,000

Robert A. May................  2000   125,000   37,500(3)      --           47,500
  Vice President of            1999    14,263   22,920         --
   Operations                                                               50,000
                               1998       --       --          --              --

--------
(1) On February 26, 2001, Dr. Albert was appointed chairman emeritus of Data Critical and ceased serving as chairman of the board.

(2) On February 26, 2001, Mr. Brown was appointed chairman of the board of Data Critical and ceased serving as our president and chief executive officer.

(3) Includes bonuses earned in 2000 and paid in 2001. Excludes bonuses paid in 2000 but earned in 1999.

(4) Includes bonuses earned in 1999 and paid in 2000. Excludes bonuses paid in 1998 but earned in 1998.

(5) On November 29, 2000, Mr. Singer received a grant of 44,500 shares of restricted Data Critical common stock, in which he became 100% vested upon grant.

(6) On August 10, 1999, Mr. Singer received a grant of 7,500 shares restricted Data Critical common stock subject to forfeiture had Mr. Singer terminated his employment with Data Critical before December 31, 1999.

(7) As of December 31, 2000, Mr. Singer held 52,000 shares of restricted Data Critical common stock with a fair market value on that date of $128,378.

Option/SAR Grants in Last Fiscal Year

   The following table provides information regarding options granted to the Named Executive Officers during 2000.

                       Option Grants in Last Fiscal Year

                                        Individual Grants
                          ----------------------------------------------
                                                                              Potential
                                                                         Realizable Value at
                                       Percent of                          Assumed Annual
                          Number of   Total Options                        Rates of Stock
                            Shares     Granted to                        Price Appreciation
                          Underlying  Employees in  Exercise             for Option Term(3)
                           Options     Last Fiscal    Price   Expiration -------------------
Name                      Granted(1)     Year(2)    ($/Share)    Date     5%($)     10%($)
----                      ----------  ------------- --------- ---------- -------- ----------
David E. Albert, M.D. ..    20,000(4)    1.7097      $15.875    1/21/10  $199,674 $  506,013

Jeffrey S. Brown........    80,000(4)    6.8389      $15.875    1/21/10  $789,716 $2,024,053
                            20,000(5)    1.7097      $ 2.469    12/8/10  $ 31,055 $   78,699

Michael E. Singer.......    30,000(4)    2.5646      $15.875    1/21/10  $299,511 $  759,020
                            30,000(4)    2.5646      $ 9.125    5/17/10  $172,160 $  436,287
                            35,000(6)    2.9920      $ 2.938   11/29/10  $ 64,669 $  163,885

Bradley R. Harlow.......    10,000(4)     .8549      $15.875    1/21/10  $ 99,387 $  253,007
                            10,000(6)     .8549      $ 2.938   11/29/10  $ 18,477 $   46,824
                            15,000(7)    1.2823      $ 2.438   12/15/10  $ 22,999 $   58,283

Robert A. May...........    22,500(4)    1.9235      $15.875    1/21/10  $224,633 $  569,265
                            25,000(6)    2.1372      $ 2.938   11/29/10  $ 46,192 $  117,060

--------
(1) Options are granted at the fair market value on the date of grant. Specified changes in control of Data Critical can trigger accelerated vesting of stock options and rights to related payments.

(2) We granted options to purchase 1,169,780 shares of common stock to our employees during 2000.

(3) The dollar amounts under these columns are calculated based on assumed rates of appreciation of 5% and 10% and are not intended to forecast future appreciation. The Named Executive Officers will realize no value if our stock price does not exceed the exercise price of the options.

(4) Option vests over 4 years, with 25% of the grant vesting annually, beginning 12 months after the date of grant.

(5)  Option vested 100% upon grant.

(6) Option vests 25% upon grant, vesting quarterly thereafter over the next 2 years.

(7) Option vests over 1 year, with 25% of the grant vesting quarterly, beginning 3 months after the date of grant.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values

   The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during the fiscal year ended December 31, 2000. In addition, the table sets forth the number of shares covered by stock options as of the fiscal year ended December 31, 2000, and the value of "in-the-money" stock options, which represents the positive spread between the exercise price of a stock option and the market price of the shares subject to such option at the end of the fiscal year ended December 31, 2000.

                                                    Number of
                                                   Unexercised
                                                    Options at
                                                   Fiscal Year        Value of Unexercised
                           Shares                     End(#)        In-the-Money Options at
                         Acquired on    Value      Exercisable/        Fiscal Year End($)
Name                     Exercise(#) Realized($) Unexercisable(1) Exercisable/Unexercisable(2)
----                     ----------- ----------- ---------------- ----------------------------
David E. Albert.........      --      $    --        -- / 20,000       $    -- /$    --
Jeffrey S. Brown........      --           --    297,028/127,792        377,959/  11,531
Michael E. Singer.......      --           --     95,760/174,240            -- /     --
Bradley R. Harlow.......   75,000      685,350    40,000/ 70,000          2,588/   3,053
Robert A. May...........      --           --     18,750/ 78,750            -- /     --

--------
(1)  No stock appreciation rights (SARs) were outstanding during fiscal 2000.

(2) Based on the $2.4688 per share closing price of our common stock on the Nasdaq Stock Market on December 29, 2000, less the exercise price of the options.

Compensation Committee Report on Executive Compensation

   The following is a report of the compensation committee of our board of directors describing the compensation policies applicable to our executive officers during the fiscal year ended December 31, 2000. The compensation committee is responsible for establishing and monitoring the general compensation policies and compensation plans of Data Critical, as well as the specific compensation levels for executive officers. It also makes recommendations to the board of directors concerning the granting of options under our 1999 stock option plan. During the year 2000, the following directors and former directors of Data Critical served on our compensation committee: Richard L. Earnest, Ronald H. Kase and George M. Middlemas. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

 General Compensation Policy

   Under the supervision of the board of directors, our compensation policy is designed to attract and retain qualified key executives critical to our growth and long-term success. It is the objective of the board of directors to have a portion of each executive's compensation contingent upon the performance of Data Critical as well as upon the personal performance of the executive officer. Accordingly, each executive officer's compensation package is comprised of three elements: (i) base salary which reflects individual performance and expertise, (ii) variable bonus awards payable in cash and tied to the achievement of certain company-performance goals that the board of directors establishes from time to time and (iii) long-term stock-based incentive awards which are designed to strengthen the mutuality of interests between our executive officers and our stockholders.

   The summary below describes in more detail the factors that the board of directors considers in establishing each of the three primary components of the compensation package provided to the executive officers.

 Base Salary

   The level of base salary is established by considering the individual's qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at companies competing with Data Critical for business and executive talent, and the incentives necessary to attract and retain qualified management. Base salary is adjusted each year to account for the individual's performance and to maintain a competitive salary structure. Our corporate performance does not play a significant role in the determination of base salary.

 Cash-Based Incentive Compensation

   Cash bonuses are awarded on a discretionary basis to executive officers based on their success in achieving designated individual goals as well as specific company-wide goals, such as sales generation, customer retention, revenue growth and earnings growth.

 Long-Term Incentive Compensation

   We have utilized our stock option plan to provide executives and other key employees with incentives to maximize long-term stockholder values. Under this plan our board of directors grants stock options designed to give the recipient a significant equity stake in Data Critical and thereby closely align his or her interests with those of our stockholders. Factors considered in making such awards include the individual's position in Data Critical, his or her performance and responsibilities, and internal comparability considerations. In addition, our board has established certain general guidelines for granting options to the executive officers in an attempt to target a fixed number of unvested option shares based upon each individual's position with Data Critical and his or her existing holdings of unvested options. However, our board of directors is not required to adhere strictly to these guidelines and may vary the size of the option grant made to each executive officer as it determines the circumstances warrant.

   Each option grant allows the executive officer to acquire shares of common stock at a fixed price per share (the fair market value on the date of grant) over a specified period of time (up to 10 years). The options typically vest in periodic installments over a four-year period, contingent upon the executive officer's continued employment with Data Critical. Accordingly, the option will provide a return to the executive officer only if he or she remains in our service, and then only if the market price of our common stock appreciates over the option term.

 Compensation of the Chief Executive Officer

   Jeffrey S. Brown served as our president and chief executive officer from September 1994 to February 2001. The factors discussed above in "Base Salaries," "Cash-Based Incentive Compensation," and "Long-Term Incentive Compensation" were also applied in establishing the amount of Mr. Brown's salary and stock option grant. Significant factors in establishing Mr. Brown's compensation were the comparable salary and stock option grants of similarly situated executives, the closing of the initial public offering and his performance in sales of our StatView products. In 2000 Mr. Brown received a base salary of $210,000 and grants of 100,000 options in the aggregate. The compensation committee awarded Mr. Brown no cash bonus for 2000.

 Deductibility of Executive Compensation

   The compensation committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the "performance-based" exception to Section 162(m). As the cash compensation we paid to each of our executive officers is expected to be below $1 million and the compensation committee believes that options granted under our 1994 stock option plan and 1999 stock option plan to these officers will meet the requirements for qualifying as performance-based, the compensation committee believes that
Section 162(m) will not affect the tax deductions available to us with respect to the compensation of its executive officers. To the extent reasonable, the compensation committee's policy is to qualify our executive officers' compensation for deductibility under applicable tax law. However, from time to time we may pay compensation to our executive officers that may not be deductible.

                                          Compensation Committee:

                                          John V. Atanasoff
                                          George M. Middlemas

Compensation Committee Interlocks and Insider Participation

   The compensation committee of our board of directors currently consists of John V. Atanasoff and George M. Middlemas. No member of the compensation committee or executive officer of Data Critical has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Stock Performance Graph

   The following graph compares cumulative total stockholder return for Data Critical, the Nasdaq Stock Market Total Return Index and the JP Morgan H & Q Healthcare Information Services Index. Because there exists no widely recognized standard industry group comprised of Data Critical and peer companies, the graph compares our stock performance against indices that we believe contains companies that either compete with Data Critical or that we believe analysts have used to compare with an investment in Data Critical. The graph compares the value of $100 invested in our common stock on November 9, 1999, the date of our initial public offering, to that of $100 invested in each index described above on October 31, 1999, including reinvestment of dividends.

                COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*
                        AMONG DATA CRITICAL CORPORATION

                       [PERFORMANCE GRAPH APPEARS HERE]

                                              Cumulative Total Return
                                   --------------------------------------------
                                   11/19/99    11/99    12/99     1/00     2/00
DATA CRITICAL CORPORATION            100.00   140.00   148.75   153.75   395.00
NASDAQ STOCK MARKET (U.S.)           100.00   112.17   136.83   131.76   156.79
JP MORGAN H & Q HEALTHCARE
  INFORMATION SERVICES               100.00   112.35   123.79   119.70   129.42

                                                Cumulative Total Return
                                   --------------------------------------------
                                       3/00     4/00     5/00     6/00     7/00
DATA CRITICAL CORPORATION            144.38   116.25    67.50   130.00   103.75
NASDAQ STOCK MARKET (U.S.)           153.57   129.17   113.58   133.51   126.28
JP MORGAN H & Q HEALTHCARE
  INFORMATION SERVICES                74.00    53.58    47.73    48.87    43.67

                                                Cumulative Total Return
                                   --------------------------------------------
                                       8/00     9/00    10/00    11/00    12/00
DATA CRITICAL CORPORATION             90.00    73.75    51.25    29.69    24.69
NASDAQ STOCK MARKET (U.S.)           141.20   122.85   112.72    86.90    82.33
JP MORGAN H & Q HEALTHCARE
  INFORMATION SERVICES                52.28    45.99    45.31    36.57    34.68

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock Ownership of Certain Beneficial Owners and Management

   The following table provides information with respect to the beneficial ownership of shares of our common stock as of March 28, 2001 by

  . each person that we know beneficially owns more than 5% of our common stock;

  .  each of our directors;

  . each of the "Named Executive Officers" set forth in the summary compensation table on page 77; and

  .  all of our directors and executive officers as a group.

   The percentage ownership data is based on 12,038,165 shares of our common stock outstanding as of March 28, 2001. Under the rules of the SEC, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as otherwise noted, we believe that the beneficial owners of the shares of common stock listed below have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated, the business mailing address of each stockholder listed below is: 19820 North Creek Parkway, Suite 100, Bothell, Washington 98011.

                                                                    Percent of
                                             Amount and Nature of     Common
   Name and Address of Beneficial Owner     Beneficial Ownership(1) Stock(1)(2)
   ------------------------------------     ----------------------- -----------
   Aether Systems, Inc. ..................         1,230,770           10.2%
    11460 Cronridge Drive
    Owing Mills, MD 21117
   Special Situations Fund III, L.P.
   Special Situations Cayman Fund, L.P.
    c/o Austin W. Marxe and David
     Greenhouse(3)........................         1,123,000            9.3%
    153 East 53rd Street
    New York, NY 10022
   Oshkim Limited Partners,
   Kimberlin Family Partners, L.P.,
   Spencer Trask Holdings, Inc.(4)........           942,981            7.8%
    c/o Kevin Kimberlin
    535 Madison Ave., 18th Floor
    New York, NY 10022
   Apex Investment Fund II, L.P.(5).......           715,475            5.9%
    c/o George Middlemas
    233 South Wacker Dr., Suite 9500
    Chicago, IL 60606
   Dimension Fund Advisors, Inc. .........           660,300            5.5%
    1299 Ocean Avenue, 11th Floor
    Santa Monica, CA 90401
   David E. Albert, M.D.(6)...............           530,937            4.4%
   Jeffrey S. Brown(7)....................           350,676            2.8%
   Michael E. Singer(8)...................           195,153            1.6%
   Bradley R. Harlow(9)...................            48,125             *
   Richard L. Earnest(10).................            36,041             *
   Robert A. May(11)......................            29,062             *
   David Swedlow(12)......................            26,125             *
   John Atanasoff(13).....................             2,500             *
   All directors and executive officers as
    a group (10 persons)(14)..............         1,930,864           15.2%

--------
  *   Less than 1%.

 (1) The persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

 (2) In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 28, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

 (3) Includes 843, 800 shares held by Special Situations Fund III, L.P. and 279,200 shares held by Special Situations Cayman Fund, L.P.

 (4) Includes 582,906 shares and immediately exercisable warrants to purchase 93,750 shares held by Kimberlin Family Partners, L.P.; 218,875 shares and immediately exercisable warrants to purchase 8,388 shares held by Oshkim Limited Partners, L.P. and 39,062 shares held by Oshkim Family Partners.

 (5) Includes 663,393 shares and immediately exercisable warrants to purchase 28,332 shares held by Apex Investment Fund II, L.P. and 6,250 shares and 17,500 shares subject to options exercisable and vested within 60 days of March 28, 2001 held by Mr. Middlemas. George Middlemas, a director, is a general partner of Apex Management Partnership, G.P., a general partner of Apex Investment Fund II, L.P., and as such may be deemed to share voting and investment power with respect to such shares. Mr. Middlemas disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest.

 (6) Includes 5,000 shares subject to options exercisable and vested within 60 days of March 28, 2001 and 65,700 shares held equally in 4 separate irrevocable trusts in the following names; Luke Douglas Mark Albert; Michael Harmon Albert; Kathryn Marie Albert; and Carl David Albert.

 (7) Includes 347,208 shares subject to options exercisable and vested within 60 days of March 28, 2001.

 (8) Includes 118,208 shares subject to options exercisable and vested within 60 days of March 28, 2001 and 52,100 shares held by Michael and Ellen Singer Trust and 12,500 shares held equally in two separate irrevocable trusts in the names of Scott Singer and Abigail Singer.

 (9) Includes 50,520 shares subject to options exercisable and vested within 60 days of March 28, 2001.

(10) Includes 36,041 shares subject to options exercisable and vested within 60 days of March 28, 2001.

(11) Includes 26,718 shares subject to options exercisable and vested within 60 days of March 28, 2001.

(12) Includes 26,125 shares subject to options exercisable and vested within 60 days of March 28, 2001.

(13) Includes 2,500 shares subject to options exercisable and vested within 60 days of March 28, 2001.

(14) Includes 599,820 shares subject to options exercisable and vested within 60 days of March 28, 2001. Includes 1,272,712 shares and immediately exercisable warrants to purchase 28,332 shares held by entities affiliated with certain directors as described in footnote (5).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

   Pursuant to our employment agreement with Michael E. Singer, our executive vice president for corporate development, chief financial officer and director, Mr. Singer from time to time receives accelerated vesting of options to purchase 75,000 shares of our common stock based upon the fair market value of acquisitions of other companies by us during the term of Mr. Singer's employment. In April 2000, we acquired Elixis. The approximate fair market value of this transaction was $4.78 million. As a result of the Elixis acquisition, Mr. Singer received accelerated vesting with respect to 5,972 shares. In September 2000, we acquired Paceart.

The approximate fair market value of this transaction was $10.2 million. As a result of the Paceart acquisition, Mr. Singer received accelerated vesting with respect to 12,791 shares. In December 2000, we purchased Series B shares of PocketScript. The fair market value of this transaction was $3.0 million. As a result of the PocketScript transaction, Mr. Singer received accelerated vesting with respect to 3,750 shares. In March 2001, we announced that we intend to acquire VitalCom. Based on the last reported closing price of our common stock prior to our announcement, the approximate fair market value of this transaction, if consummated, will be $10.9 million plus transaction costs. As a result of the VitalCom acquisition, if consummated, Mr. Singer will receive accelerated vesting with respect to at least 13,625 shares.

   In addition, our employment agreement with Mr. Singer provides that he will receive a bonus of $275,000 (subject to customary withholding) based on our agreement to acquire VitalCom. This bonus accrued on the day we entered into the agreement with VitalCom, and will be paid on a monthly basis starting on the last day of the month in which the acquisition is completed and ending on the earlier of December 31, 2001 or the last day of his employment.

   Pursuant to our employment agreement with Bradley R. Harlow, our senior vice president having primary responsibility in business development, sales and marketing, if our acquisition of VitalCom becomes effective and Mr. Harlow successfully oversees the execution of a new, revenue-generating commercial agreement with one of our strategic partners, then Mr. Harlow will be paid one-time cash bonus of $20,000 (subject to customary withholding).

   Pursuant to our employment agreement with Robert A. May, our senior vice president of operations, if our acquisition of VitalCom becomes effective and Mr. May successfully integrates and migrates the manufacturing operations of both companies in and to a single location, then Mr. May will be paid a one-time cash bonus of $50,000 (subject to customary withholding).

Indebtedness of Management

   We entered into a secured loan agreement and related agreements, dated as of November 20, 2000 and amended as of December 18, 2000 with Dr. David Albert, our chief scientist and a member of the our board of directors, and Elizabeth Albert, his wife. Pursuant to the loan documents, we provided a loan to the Alberts in the amount of $1,303,000 at an interest rate of 15% per annum. The loan was originally, but is no longer, secured by a pledge of our common stock held by the Alberts and certain of their real estate holdings. The Alberts agreed to reimburse us for expenses incurred in issuing and documenting the loan. On December 18, 2000 the Alberts repaid $1,200,000 of the outstanding principal balance and we released our liens on the Alberts' stock and real estate. As of February 28, 2001, a balance of approximately $51,347 remained outstanding under the Loan Documents.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as a part of this report:

     (1) Financial Statements

                                                                         Page(s)
                                                                         in 10-K
                                                                         -------
Report of Independent Public Accountants...............................     49

Data Critical Corporation Consolidated Balance Sheets at December 31,
 1999 and 2000.........................................................     50

Data Critical Corporation Consolidated Statements of Operations for the
 years ended December 31, 1998, 1999 and 2000..........................     51

Data Critical Corporation Consolidated Statements of Shareholders'
 Equity for the years ended December 31, 1998, 1999 and 2000...........     52

Data Critical Corporation Consolidated Statements of Cash Flows for the
 years ended December 31, 1998, 1999 and 2000..........................     53

Data Critical Corporation Notes to Financial Statements................     54

     (2) Financial Statement Schedules

   All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3) Exhibits

 Number                               Description
 ------                               -----------
  2.1(B) Asset Purchase Agreement, dated December 8, 1999, between Data
          Critical Corporation and Physix, Inc.

  2.2(B) Registration Rights Agreement dated December 8, 1999 between Data
          Critical Corporation and Physix, Inc.

  2.3(G) Limited Partnership Interest and Stock Purchase Agreement, dated
          August 31, 2000, among Data Critical Corporation, datacritical.com, inc., Paceart Associates, L.P., the limited partners of Paceart
          Associates, L.P., Paceart G.P., Inc., the stockholders of Paceart
          G.P., Inc. and Dr. Michael N. Bergelson, as Sellers' Agent

  2.4(L) Agreement and Plan of Merger, dated March 12, 2001, by and among Data
          Critical Corporation, Viper Acquisition Corp. and VitalCom Inc.

  3.1(A) Second Amended and Restated Certificate of Incorporation of Data
          Critical Corporation

  3.2(A) Amended and Restated Bylaws of Data Critical Corporation

  3.3(D) Certificate of Designations of Rights, Preferences and Privileges of
          Series A Participating Preferred Stock of Data Critical Corporation

  3.4(H) Amendment No. 1 to Amended and Restated Bylaws of Data Critical
          Corporation (Exhibit 3.4)

  4.1(A) Specimen Stock Certificate

  4.2(A) Amended and Restated Registration Rights Agreement dated February 22,
          1995, as amended

  Number                                Description
  ------                                -----------
  4.3(A)   Warrant Agreement, dated April 13, 1995, between Data Critical
            Corporation and Spencer Trask Securities Incorporated with Form of
            Common Stock Purchase Warrant issued in connection with the Series
            B and Series C Preferred Stock financings

  4.4(A)   Form of Common Stock Purchase Warrant issued in connection with the bridge loan financings

  4.5(A)   Common Stock Purchase Warrant, dated July 10, 1996, issued by Data
            Critical Corporation in favor of Nomadics, Inc.

  4.6(A)   Common Stock Purchase Warrant, dated July 10, 1996, issued by Data
            Critical Corporation in favor of Colin Cumming

  4.7(E)   Registration Rights Agreement, dated June 2, 2000, between Data
            Critical Corporation and Aether Systems, Inc.

  4.8(F)   Rights Agreement, dated June 15, 2000, between Data Critical
            Corporation and ChaseMellon Shareholder Services, L.L.C.

  4.9(H)   Omnibus Consent and Amendment to Registration Rights Agreement,
            dated as of the Effective Date (as defined therein), by and among
            Data Critical Corporation, Aether Systems, Inc. and the persons listed as Demand Holders on the signature pages thereto

  4.10(G)  Registration Rights Agreement, dated August 31, 2000, by and among
            Data Critical Corporation, Dr. Michael N. Bergelson, Richard W.
            Schurig, Richard Puzo, Wayne Casebolt, Eric Reidman and Anthony
            Marchesini

 10.1(A)*  Termination and Patent License Agreement, dated September 16, 1997, between Data Critical Corporation and Hewlett-Packard Company

 10.2(A)** Distribution and License Agreement, dated January 23, 1997, between
            Data Critical Corporation and Marquette Medical Systems, Inc.

 10.3(A)** Addendum to Marquette Distribution and License Agreement, dated
            September 14, 1998, between Data Critical Corporation and Marquette
            Medical Systems, Inc.

 10.4(A)   Employment Agreement, dated June 14, 1999, between Data Critical
            Corporation and Michael E. Singer

 10.5(C)   Amendment to Employment Agreement, dated February 24, 2000, between
            Data Critical Corporation and Michael E. Singer

 10.6(B)   Employment Agreement, dated December 8, 1999, between Data Critical
            Corporation and Thomas Giannulli

 10.7(A)   Facility Lease, dated December 21, 1998, between Data Critical
            Corporation and S/I Northcreek II, L.L.C.

 10.8(A)   Amendment, dated March 30, 1999, to the Facility Lease, dated
            December 21, 1998, between Data Critical Corporation and S/I
            Northcreek II, L.L.C.

 10.9(C)   Lease Contract, dated October 2, 1996, between Data Critical
            Corporation, as successor in interest to Physix, Inc., and Greenway
            Plaza Ltd.

 10.10(C)  First Amendment of Lease Contract, dated April 23, 1998, between
            Data Critical Corporation, as successor in interest to Physix, Inc., and Crescent Real Estate Funding III, L.P.

 10.11(A)  Form of Indemnification Agreement between Data Critical Corporation and each of its Officers and Directors

   Number                               Description
   ------                               -----------
 10.12(A)   1999 Stock Option Plan (adopted May 7, 1999)

 10.13(A)   1999 Directors' Stock Option Plan (adopted May 7, 1999)

 10.14(A)   1999 Employee Stock Purchase Plan (adopted May 7, 1999)

 10.15(A)   1994 Stock Option Plan (dated December 19, 1994)

 10.16(C)** Second Amendment to Distribution and License Agreement, dated
             January 19, 2000, between Data Critical Corporation and GE
             Marquette Medical Systems, Inc.

 10.17(E)   Common Stock Purchase Agreement, dated June 2, 2000, between Data
             Critical Corporation and Aether Systems, Inc.

 10.18(E)   Option Agreement, dated June 5, 2000, between Data Critical
             Corporation and Aether Systems, Inc.

 10.19(G)   Employment Agreement, dated August 31, 2000, between Data Critical
             Corporation and Dr. Michael N. Bergelson

 10.20(I)** Distribution Agreement, dated November 9, 2000, between Data
             Critical Corporation and Medtronic Physio-Control Corp.

 10.21(J)** Distribution Agreement, dated November 22, 2000, between Data
             Critical Corporation and Agilent Technologies, Inc.

 10.22(K)** Amendment to Patent License Agreement, dated September 30, 2000, between Data Critical Corporation and Fukuda Denshi Co., Ltd., a
             Japanese corporation

 10.23(K)** Patent License Agreement, dated August 31, 1998, between Data
             Critical Corporation and Fukuda Denshi Co., Ltd., a Japanese corporation

 10.24(L)   Voting Agreement, dated March 12, 2001, between Data Critical
             Corporation and ABS Capital Partners, L.P.

 10.25(L)   Voting Agreement, dated March 12, 2001, between Data Critical
             Corporation and Warren J. Cawley

 10.26(L)   Voting Agreement, dated March 12, 2001, between Data Critical
             Corporation and Stephen E. Hannah

 10.27(L)   Voting Agreement, dated March 12, 2001, between Data Critical
             Corporation and Cheryl L. Isen

 10.28(L)   Voting Agreement, dated March 12, 2001, between Data Critical
             Corporation and Frank T. Sample

 10.29(L)   Voting Agreement, dated March 12, 2001, between Data Critical
             Corporation and Vertical Fund Associates, L.P.

 10.30(L)   Voting Agreement, dated March 12, 2001, between Data Critical
             Corporation and Vertical Life Sciences, L.P.

 10.31(L)   Voting Agreement, dated March 12, 2001, between Data Critical
             Corporation and Warburg, Pincus Ventures, L.P.

 10.32(L)   Employment Agreement, dated March 12, 2001, between Data Critical
             Corporation and Stephen E. Hannah

  Number                               Description
  ------                               -----------
 10.33(L) Employment Letter Agreement, dated March 12, 2001, between Data
           Critical Corporation and Frank T. Sample

 10.34(M) Employment Letter Agreement, dated March 7, 2001, between Data
           Critical Corporation and Richard L. Earnest

 10.35(M) Employment Letter Agreement, dated March 7, 2001, between Data
           Critical Corporation and Bradley R. Harlow

 10.36(M) Second Amendment to Agreement, dated March 11, 2001, between Data
           Critical Corporation and Michael E. Singer
 10.37(C) Employment Letter Agreement, dated November 11, 1999, between Data
           Critical Corporation and Robert A. May

 10.38    Amendment No. 1 to Employment Agreement, dated March 6, 2001, between
           Data Critical Corporation and Robert A. May

 10.39    Letter Agreement, dated March 8, 2001, between Data Critical
           Corporation and Jeffrey S. Brown

 10.40    Fifth Amendment to Office Building Lease, dated May 5, 2000, between
           Data Critical Corporation and Liberty Real Estate Company

 21.1     List of Subsidiaries

 23.1     Consent of Arthur Andersen LLP

 24.1     Power of Attorney (included in signature page to Registration
           Statement).

--------
 *  Confidential treatment granted by order of the SEC.

**  Confidential treatment requested.

(A) Incorporated by reference to Data Critical's registration statement on Form S-1, as amended (File No. 333-78059) filed with the SEC on May 7, 1999.

(B) Incorporated by reference to Data Critical's current report on Form 8-K, as amended filed with the SEC on December 22, 1999.

(C) Incorporated by reference to Data Critical's annual report on Form 10-K for the year ended December 31, 1999, as amended.

(D) Incorporated by reference to Data Critical's quarterly report on Form 10-Q for the period ended June 30, 2000.

(E) Incorporated by reference to Data Critical's current report on Form 8-K, filed with the SEC on June 22, 2000.

(F) Incorporated by reference to Data Critical's registration statement on Form 8-A, filed with the SEC on July 12, 2000.

(G) Incorporated by reference to Data Critical's current report on Form 8-K, filed with the SEC on September 21, 2000.

(H) Incorporated by reference to Data Critical's quarterly report on Form 10-Q for the period ended September 30, 2000.

(I) Replacing an incorrect version of the exhibit inadvertently included with Data Critical's quarterly report on Form 10-Q for the period ended September 30, 2000.

(J) Incorporated by reference to Data Critical's current report on Form 8-K, filed with the SEC on January 16, 2001.

(K) Incorporated by reference to Data Critical's current report on Form 8-K, filed with the SEC on February 9, 2001.

(L) Incorporated by reference to Data Critical's current report on Form 8-K, filed with the SEC on March 27, 2001.

(M) Incorporated by reference to Data Critical's current report on Form 8-K, filed with the SEC on March 27, 2001.

   (b) Reports on Form 8-K

   On November 9, 2000 we filed an amended current report on Form 8-K to provide the financial statements of Physix, Inc. required by Item 7(a) of Form 8-K and the pro forma financial statements required by Item 7(b) of Form 8-K.

   On January 16, 2001 we filed a current report on Form 8-K reporting our November 30, 2000 license agreement with Agilent Technologies, Inc.

   On January 23, 2001 we filed a current report on Form 8-K reporting our filing with NASD of a decrease of 5% or greater in the total number of outstanding shares of our capital stock as a result of share repurchases pursuant to our stock repurchase plan.

   On February 9, 2001 we filed a current report on Form 8-K reporting the effectiveness of our September 30, 2000 license agreement with Fukuda Denshi Co., Ltd.

   On February 27, 2001 we filed a current report on Form 8-K reporting the resignation of Jeffrey S. Brown as president and chief executive officer and Mr. Brown's becoming chairman of the board.

   On March 27, 2001 we filed a current report on Form 8-K reporting our entering into an employment agreement with Richard L. Earnest, a retention agreement with Bradley R. Harlow, and a second amendment to our employment agreement with Michael E. Singer.

   On March 27, 2001 we filed a current report on Form 8-K reporting our March 12, 2001 agreement to acquire VitalCom Inc. and certain other agreements related to that transaction.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DATA CRITICAL CORPORATION

                                                 /s/ Michael E. Singer
                                          By: _________________________________
                                                     Michael E. Singer
                                                 Executive Vice President,
                                                Corporate Development, Chief
                                               Financial Officer and Director

Dated: March 30, 2001

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated below on the 30th day of March, 2001.

              Signature                         Title                 Date
              ---------                         -----                 ----

       /s/ David E. Albert            Director, Chairman         March 30, 2001
 ____________________________________ Emeritus and Chief
        David E. Albert, M.D.         Scientist

        /s/ John Atanasoff            Director                   March 30, 2001
 ____________________________________
            John Atanasoff

       /s/ Jeffrey S. Brown           Director and Chairman      March 30, 2001
 ____________________________________
           Jeffrey S. Brown

       /s/ Richard Earnest            Director and Chief         March 30, 2001
 ____________________________________ Executive Officer
           Richard Earnest

     /s/ George M. Middlemas          Director                   March 30, 2001
 ____________________________________
         George M. Middlemas

      /s/ Michael E. Singer           Director, Executive Vice   March 30, 2001
 ____________________________________ President, Corporate
          Michael E. Singer           Development and Chief
                                      Financial Officer

        /s/ David Swedlow             Director                   March 30, 2001
 ____________________________________
            David Swedlow