Form 10-Q
period 2001-03-31
DATA CRITICAL CORP
filed 2001-05-15
CIK 941775

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         -----------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________ to ___________________

                       Commission File Number 000-27855

                         -----------------------------

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

                         -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 11,949,323 shares of common stock, $.001 par value, at May 9, 2001.

================================================================================

                           DATA CRITICAL CORPORATION

                                   CONTENTS

                                                                           Page
                                                                           ----

                         PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.................................   3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................  10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  33


                         PART II.   OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................  34


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..  34

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           DATA CRITICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                         March 31,     December 31,
                                                                                           2001            2000
                                                                                       ------------    ------------
                                                                                        (Unaudited)
                                       ASSETS
                                       ------
Current Assets:
 Cash and cash equivalents  ...................................................            $ 17,264        $ 19,948
 Accounts receivable, net of allowance of $210 and $283, respectively  ........               3,336           2,785
 Inventories, net  ............................................................               2,392           2,113
 Prepaid expenses and other  ..................................................                 718             742
                                                                                       ------------    ------------
   Total current assets  ......................................................              23,710          25,588
Note receivable from officer  .................................................                 129             171
Investment in and advances to unconsolidated affiliate  .......................               3,290           3,274
Property, equipment and software, net  ........................................               2,274           2,463
Intangible assets, net  .......................................................              11,453          11,487
Other assets, net  ............................................................                 769             687
                                                                                       ------------    ------------
   Total assets  ..............................................................            $ 41,625        $ 43,670
                                                                                       ============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
 Current portion of notes payable and capital leases  .........................                 150             147
 Accounts payable  ............................................................               1,621           1,413
 Deferred revenues  ...........................................................               2,320           1,806
 Other current liabilities  ...................................................               3,519           4,356
                                                                                       ------------    ------------
   Total current liabilities  .................................................               7,610           7,722
Notes payable and capital leases, net of current portion  .....................                  45              70
                                                                                       ------------    ------------
   Total liabilities  .........................................................               7,655           7,792
                                                                                       ------------    ------------
Commitments and contingencies
Stockholders' Equity
 Preferred stock, $0.001 par value; 3,000,000 authorized, 0 issued
  and outstanding, respectively  ..............................................                  --              --
 Common stock and additional paid-in capital, $.001 par value, 25,000,000 shares authorized; 11,949,323 and 12,019,695 shares issued and outstanding,
  respectively  ...............................................................              78,155          77,823
 Treasury stock at cost; 811,217 and 707,167 shares, respectively   ...........              (2,151)         (1,909)
 Deferred compensation  .......................................................                (839)         (1,029)
 Accumulated deficit  .........................................................             (41,195)        (39,007)
                                                                                       ------------    ------------
   Total stockholders' equity  ................................................              33,970          35,878
                                                                                       ------------    ------------
   Total liabilities and stockholders' equity  ................................            $ 41,625        $ 43,670
                                                                                       ============    ============


     The accompanying notes are an integral part of these balance sheets.

                           DATA CRITICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                  (Unaudited)

                                                        For the Three Months Ended
                                                                 March 31,
                                                              2001       2000
                                                            -------    -------
Revenue..................................................   $ 5,727    $ 3,705
Cost of revenue..........................................     2,306      1,472
                                                            -------    -------
  Gross margin...........................................     3,421      2,233
                                                            -------    -------
Operating expenses:
  Research and development...............................     1,547      1,278
  Sales and marketing....................................     1,587      1,557
  General and administrative.............................     1,871      1,463
  Depreciation and amortization..........................       809        233
                                                            -------    -------
     Total operating expenses............................     5,814      4,531
                                                            -------    -------


    Loss from operations.................................    (2,393)    (2,298)
Interest income (expense), net...........................       205        277
                                                            -------    -------
Net loss attributable to common stock....................   $(2,188)   $(2,021)
                                                            =======    =======

Basic and diluted loss per common share..................    $(0.18)    $(0.19)
                                                            =======    =======

Weighted average shares used to calculate basic and
 diluted loss per common share...........................    11,942     10,569
                                                            =======    =======

       The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except share amounts)
                                  (Unaudited)


                                              Common Stock
                                             and Additional
                                             Paid-in Capital                                             Stockholders'
                                          ---------------------  Treasury     Deferred     Accumulated       Equity
                                            Shares      Amount     Stock    Compensation     Deficit       (Deficit)
                                          -----------  --------  ---------  -------------  ------------  --------------
Balance, December 31, 2000..............  12,019,695    $77,823   $(1,909)       $(1,029)     $(39,007)        $35,878
Common stock options exercised..........      23,147         22        --             --            --              22
Common stock issued.....................      10,531        100         8             --            --             100
Common stock purchased for treasury, net    (104,050)        --      (242)            --            --            (242)
Deferred stock compensation.............          --        210        --           (210)           --              --
Amortization of deferred stock
 compensation...........................          --         --        --            400            --             400
Net loss................................          --         --        --             --        (2,188)         (2,188)
                                          ----------    -------   -------        -------      --------         -------
Balance, March 31, 2001.................  11,949,323    $78,155   $(2,151)       $  (839)     $(41,195)        $33,970
                                          ==========    =======   =======        =======      ========         =======




       The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                              For the Three Months
                                                                                                 Ended  March 31,
                                                                                            ------------------------
                                                                                                2001         2000
                                                                                            ----------     ---------
Cash Flows From Operating Activities:
  Net loss  ..........................................................................         $(2,188)     $(2,021)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization  ..................................................             892          263
     Amortization of deferred stock compensation  ....................................             400          104
     Non cash interest charge  .......................................................               8          178
     Issuance of common stock for compensation  ......................................              31            -
     Changes in assets and liabilities:
        Accounts receivable  .........................................................            (551)        (306)
        Inventories  .................................................................            (279)        (198)
        Prepaid expenses and other current assets  ...................................             (24)        (129)
        Accounts payable and other current liabilities  ..............................            (986)         356
        Deferred revenues  ...........................................................             513         (151)
                                                                                            ----------     ---------
           Net cash used in operating activities  ....................................          (2,136)      (1,904)
                                                                                            ----------     ---------
Cash Flows From Investing Activities:
  Loan to Elixis Corporation  ........................................................              --         (200)
  Repayment of notes to officers  ....................................................              42           --
  Purchases of property and equipment  ...............................................             (54)        (264)
  Other assets  ......................................................................            (363)         (12)
                                                                                            ----------     ---------
           Net cash used in investing activities  ....................................            (375)        (476)
                                                                                            ----------     ---------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock, net  .......................................             100           70
  Purchase of treasury stock, net   ..................................................            (251)          --
  Payment on lines of credit  ........................................................              --          (43)
  Payment on notes payable and capital leases  .......................................             (22)      (1,086)
                                                                                            ----------     ---------
           Net cash provided by financing activities  ................................            (173)      (1,059)
                                                                                            ----------     ---------
Net increase in cash and cash equivalents  ...........................................          (2,684)      (3,439)
Cash and cash equivalents at beginning of period  ....................................          19,948       33,976
                                                                                            ----------     ---------
Cash and cash equivalents at end of period  ..........................................         $17,264      $30,537
                                                                                            ==========     =========

Supplemental disclosure of non-cash investing and financing activity
  Cash paid for interest  ............................................................         $     7      $    39

       The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   The Company and Basis of Presentation

     Data Critical Corporation, together with its subsidiaries (the "Company"), designs, manufactures, markets, installs and supports wireless health information communication systems for use by caregivers. The Company's technology enables access to patient-specific vital signs and other diagnostic data. Its systems transmit complex and time-critical patient data over a wireless network and enable remote access through either its proprietary interactive device, a personal computer or the Internet.

     Within the healthcare industry, the Company historically has focused on the hospital and physician markets and has derived substantially all of its revenue from two operating segments, Hospital Systems and Physician Systems. On May 2, 2001, the Company announced that it would undertake a restructuring of its operations to focus on its core business, Hospital Systems. The restructuring, which the Company expects to complete during the second quarter of 2001, includes a reduction of approximately 17% of the Company workforce as of May 2, 2001 and a consolidation of the Company's operating facilities. Roughly half of the workforce reductions will come from the Company's Physician Systems workforce. The Company expects to record a non-operating cash charge of approximately $300,000 in the second quarter of 2001 related to this restructuring as well as a possible non-cash charge for related asset write-downs. The Company anticipates that the restructuring will provide cash savings of approximately $2 million per year, and that the percentage of its revenues attributable to its Physician Systems business will also decrease as a result of the restructuring. Additionally, the Company currently contemplates selling some or all of its Physician Systems business in connection with, or as a result of, the restructuring.

     The Company distributes its non-OEM wireless alarm notification systems exclusively through Medtronic Physio-Control. The Company also relies on Medtronic Physio-Control for installation and follow-up services for those products. Medtronic Physio-Control guaranteed minimum quarterly revenues in exchange for its exclusive distributorship. In the first quarter of 2001, Medtronic Physio-Control failed to make the sales necessary to generate these revenues, but did make its minimum payments to the Company. The Company also markets and sells its products through cross-marketing and OEM relationships with its strategic partners.

     On March 12, 2001, the Company signed a definitive agreement to acquire VitalCom Inc., a leading provider of wireless patient monitoring systems, in exchange for shares of Data Critical common stock. Under terms of the agreement, stockholders of VitalCom will receive 0.62 shares of common stock of the Company for each share of VitalCom common stock held. VitalCom will merge with, and will become, a wholly owned subsidiary of the Company. Consummation of the merger is conditioned on approval by the stockholders of both companies, as well as certain other events. Each of the Company and VitalCom will hold a stockholder meeting for the purpose of voting on the transaction (and in the case of the Company, on additional matters) on June 7, 2001. The Company expects the merger to be completed in June 2001.

     The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the Company's management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Form 10-K filed with the SEC on April 2, 2001.

                           DATA CRITICAL CORPORATION

2.   Summary of Significant Accounting Principles

     The financial statements consolidate the accounts of Data Critical Corporation and its majority owned subsidiaries. All intercompany transactions have been eliminated.

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

Inventories

     The Company's initial products are made up of the Company's proprietary software applications, which it integrates with hardware that is acquired from third parties as well as hardware made by third parties to the Company's specifications. Inventories consist primarily of the Company's hardware product, components to make the product and other third-party equipment, all of which is stated at the lower of cost or market, using the first-in, first-out method.

                                                                   March 31,     December 31,
                                                                      2001           2000
                                                                 --------------  -------------
                                                                          (In thousands)
   Purchased components.....................................         $ 2,065        $ 2,350
   Finished goods...........................................              48             42
                                                                    --------       --------
                                                                     $ 2,113        $ 2,392
                                                                    ========       ========

3.   Net Loss Per Share

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

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                    2001          2000
                                                                               -----------     -----------
   Shares issuable under stock options and warrants.........................     1,463,806       277,187

4.   Segment Reporting

     The Company evaluates the performance of its segments based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA includes the allocation of certain corporate expenses to the segments.

                           DATA CRITICAL CORPORATION

Segment data includes intersegment revenues. The table below presents information about reported segments for the three months ending March 31, 2001 and 2000 (in thousands).

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                             ---------------------------------
                                                                                    2001             2000
                                                                             ----------------  ---------------
  Hospital Systems
     Revenue.................................................................         $ 5,328          $ 3,389
     Operating income (loss).................................................             964             (409)

  Physician Systems
     Revenue.................................................................             399              316
     Operating loss..........................................................            (880)            (456)

  Consolidated and Other
     Revenue.................................................................              --               --
     Operating loss..........................................................          (1,598)          (1,200)
                                                                                    ---------        ---------
  Consolidated Segment Totals
     Revenue.................................................................           5,727            3,705
     Operating loss..........................................................         $(1,514)         $(2,065)
                                                                                    =========        =========

  The following table reconciles consolidated segment operating loss to the Company's consolidated net loss.

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                             ---------------------------------
                                                                                         2001             2000
  Consolidated segment operating loss........................................         $(1,514)         $(2,065)
  Unallocated interest income, net...........................................             205              277
  Depreciation and amortization..............................................            (809)            (233)
                                                                                    ---------        ---------
     Net.....................................................................         $(2,118)         $(2,021)
                                                                                    =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     In this quarterly report on Form 10-Q, the words "Data Critical," "the Company," "we," "us," and "our" refer to Data Critical Corporation and its wholly owned subsidiaries. Some of our statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and future financial performance and other statements that are not historical facts. We use words such as anticipates, believes, expects, future and intends, and similar expressions, to identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. You should not unduly rely on these forward-looking statements, which apply only as of the date of this report. Data Critical assumes no obligation to update any forward-looking statements contained in this report. Our actual results could differ significantly from those anticipated in the forward-looking statements for many reasons, including the risks described under "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" on page 18 of this report.

Overview

     We commenced operations in April 1993 to develop healthcare communications solutions for caregivers needing immediate notification of, and response to, time-critical patient data. From 1993 through 1997, the majority of our effort focused on expanding our research and development efforts, refining our business plan and developing industry and strategic plans.

     We commercially launched StatView in early 1998. StatView provided our primary source of revenue for 1998, 1999 and 2000, and we anticipate that it will continue to represent a substantial portion of our revenue for the next 18 to 24 months. We commercially launched AlarmView and FlexView in 2000.

     In 2000 we reorganized into two strategic business unit groups offering products and services tailored for particular market segments. Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires us to describe our reportable segments and provide data consistent with the data that our management uses when allocating resources and assessing performance.

     Our reportable segments are composed of two divisions:

     . Hospital Systems -- that portion of our business composed of designing, manufacturing, marketing and servicing technologies for use primarily within the hospital environment is classified as the Hospital Systems segment; and

     . Physician Systems -- that portion of our business composed of designing, manufacturing, marketing and servicing hand-held and Internet-based wireless technologies for use by physicians and other healthcare professionals is classified as the Physician Systems segment.

     On May 2, 2001, we announced that we would undertake a restructuring of our operations to focus on our core business, Hospital Systems. The restructuring, which we expect to complete during the second quarter of 2001, includes a reduction of approximately 17% of our workforce as of May 2, 2001 and a consolidation of our operating facilities. Roughly half of the workforce reductions will come from our Physician Systems workforce. We anticipate that the percentage of our revenue and expenses attributable to our Physician Systems business will decrease as a result of the restructuring. Additionally, we are currently contemplating selling some or all of our Physician Systems business in connection with, or as a result of, the restructuring.

     For the year ended December 31, 2000, substantially all our Hospital Systems revenues were derived through:

     .  direct sales by our sales and marketing force (approximately 80%); and

     . OEM sales and sales through strategic partner alliances (approximately 16.8%).

     Pursuant to our strategic distribution alliance with Medtronic Physio-Control, we have changed our method of distribution of Hospital Systems products and services. We expect that most of our Hospital Systems revenues after January 1, 2001 will be generated by our strategic partners, and we will therefore be substantially dependent upon the efforts and success of these partners for a majority of our Hospital Systems revenues. We will continue to market and directly distribute our cardiology systems.

Results of Operations

     The following table sets forth for the periods indicated the percentage of revenue of certain line items included in Data Critical's statement of operations:

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                           --------------------------
                                                                                             2001               2000
                                                                                            ------             ------
  Revenue...................................................................                100.0 %            100.0 %
  Cost of revenue...........................................................                 40.3 %             39.7 %
                                                                                            ------             ------
        Gross margin........................................................                 59.7 %             60.3 %
  Operating expenses:
     Research and development...............................................                 27.0 %             34.5 %
     Sales and marketing....................................................                 27.7 %             42.0 %
     General and administrative.............................................                 32.7 %             39.5 %
     Depreciation and amortization..........................................                 14.1 %              6.3 %
                                                                                            ------             ------
        Total operating expenses............................................                101.5 %            122.3 %
                                                                                            ------             ------
        Loss from operations................................................                (41.8)%            (62.0)%
  Interest income (expense), net............................................                  3.6 %              7.5 %
                                                                                            ------             ------
        Net loss............................................................                (38.2)%            (54.5)%
                                                                                            ======             ======

Revenues

     The following table presents our total revenues for the three months ended March 31, 2001 and 2000 (in millions, except percentages):

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                         ----------------------------------------------
                                                                                2001                          2000
                                                                         -------------------       --------------------
  Revenues
  Hospital Systems............................                              $5.3        92.9%         $3.4         91.9%
  Physician Systems...........................                               0.4         7.1%          0.3          8.1%
                                                                          ------                    ------
     Total Revenues...........................                               5.7       100.0%         $3.7        100.0%
                                                                          ======                    ======

     Total revenues for the three months ended March 31, 2001 increased 54.6% over the comparable period in 2000. This increase represents continued expansion of our operations and introduction of new products. The contribution to this growth of each of our business segments is discussed below.

Hospital Systems Revenues

     Through December 31, 2000, we primarily sold our Hospital Systems products and services through a national direct field sales force, co-marketing alliances with strategic partners and OEM arrangements. Our direct sales force regularly worked together with the sales teams of our strategic partners, in particular Agilent, Siemens and Welch

Allyn Protocol. Effective January 1, 2001, Medtronic Physio-Control became the exclusive non-OEM distributor of our wireless alarm notification systems for in-hospital use. Our agreement with Medtronic Physio-Control significantly changes our business model from a strategy of direct distribution of our hospital alarm notification products to a heavy reliance on third-party distribution. We may continue to sell our alarm notification products through our OEM relationships.

     Revenues from direct sales of our Hospital Systems products and services are generally recognized upon installation; revenue from OEM sales of our products and services is generally recognized upon shipment; revenue generated from installation and training fees is recognized upon completion of the related services; and revenue from annual software maintenance fees is deferred and recognized over the term of the applicable agreement. These revenue recognition principles are consistent with Statement of Position 97-2, Software Revenue Recognition, as amended by Statements of Position 98-4 and 98-9. We will generally recognize revenue upon shipment of Hospital Systems products and services sold through Medtronic Physio-Control.

     For the three months ended March 31, 2001, revenues from sales of Hospital Systems products and services increased from $3.4 million to $5.3 million, or approximately 56% over the comparable period of 2000. Of this increase, we incurred a $0.9 million decline in direct sales of our StatView systems offset by an increase of $1.8 in OEM sales and sales through our strategic partners. The remaining $1.0 million of increased Hospital Systems products and services revenue was from new product offerings associated with our acquisitions in 2000. Our average selling prices of our products remained relatively constant while we experienced increases in the overall volume of sales.

Physician Systems Revenues

     Revenues from sales of our Physician Systems products and services consist primarily of sales of wireless and handheld applications including PocketChart, subscriptions to our WebChart product and the services associated with those products. Subscription fees consist of recurring charges primarily from users of our Internet-based, wireless and application service provider, or ASP, products. Service fees consist of installation services and support contracts for our Physician Systems products.

     For the three months ended March 31, 2001, revenues from sales of Physician Systems products and services increased from $300,000 to $400,000, or approximately 33% over the comparable period of 2000.

     Due to our recently announced restructuring, we anticipate that the percentage of our revenue attributable to our Physician Systems products will decrease.

Deferred Revenues

     Deferred revenue was $2.3 million at March 31, 2001 and $1.2 million at March 31, 2000. Our deferred revenue results primarily from the recognition of Hospital Systems products shipped but not installed as well as software maintenance fees. We recognize revenue that had been deferred upon shipment when the system is installed and we generally recognize software maintenance agreement revenue over one-year terms. We expect that deferred revenue from both system installations and software maintenance agreements will represent a smaller percentage of revenue in future periods as a result of our recent distribution alliance with Medtronic Physio-Control.

Operating Expenses

     The following table and related discussion highlights our operating expenses for the three months ended March 31, 2001 and 2000 (in thousands, except percentages).

                                                                                 Three Months Ended
                                                                                      March 31,
                                                              ------------------------------------------------------
                                                                          2001                        2000
                                                              --------------------------      ----------------------
Revenue.......................................................        $5,727         100%         $3,705         100%
Cost of revenue...............................................         2,306          40%          1,472          40%
                                                                      ------                      ------
     Gross margin.............................................         3,421          60%          2,233          60%
                                                                      ------                      ------
Operating expenses:
  Research and development....................................         1,547          27%          1,278          35%
  Sales and marketing.........................................         1,587          28%          1,557          42%
  General and administrative..................................         1,871          33%          1,463          40%
  Depreciation and amortization...............................           809          14%            233           6%
                                                                      ------                      ------
     Total operating expenses.................................         5,814         102%          4,531         123%
                                                                      ------                      ------

Cost of Revenue

     Cost of revenue for Hospital Systems products includes cost of purchased components, cost of contract manufacturing, labor for assembly and installation, and overhead. Although a number of the components used in our Hospital Systems products are readily available, some of these components are specifically manufactured for us. Due to the significant investment in capital equipment that would be necessary to manufacture these items in-house and the relatively low volumes we require, we have chosen to utilize contract manufacturing firms to manufacture these components. We generally purchase these components under contracts that provide for fixed unit costs with incentives for process and design improvements that result in future manufacturing cost savings.

     Cost of revenue for Physician Systems includes costs associated with building, maintaining, installing and upgrading our physician software applications, data centers and purchased hardware.

     For the three months ended March 31, 2001, the combined cost of revenues for Hospital Systems and Physician Systems increased from $1.5 million to $2.3 million, or approximately 53% over the comparable period in 2000. As a percentage of revenue, our gross margins for the quarter were roughly 60%. We expected an increase in the gross margin from previous quarters, though it was higher than we expected due to product mix and transitional issues under our new distribution alliance with Medtronic Physio-Control. Because Medtronic failed to make the sales necessary to generate its minimum quarterly revenues, it purchased licenses separate from alarm notification systems in order to satisfy its obligations to us. These license sales increased our gross margin. For the three months ended March 31, 2001 our margin dollar contribution was 96% from Hospital Systems and 4% from Physician Systems. Gross margins were 62% for our Hospital Systems business and 32% for our Physician Systems business.

     Cost of revenues increased by $834,000, primarily due to volume increases in sales of existing products and additional costs associated with revenue from sales of the new products we inherited from the companies we acquired in 2000. Because of competitive pressures and the start-up nature of our Physician Systems business, operating margins were $129,000. As we continue to experience increases in consumer adoption of our Physician Systems products and services, we expect cost of revenues to increase in connection with anticipated increases in revenues.

Research and Development

     Research and development expenses consist primarily of costs incurred for new application development, software application upgrades, and for enhancements to and maintenance of our product offerings. Typical expenses include salaries, travel and contract engineering services. We believe research and development costs will continue to increase in absolute dollars as we expand our product and service offerings.

     For the three months ended March 31, 2001, research and development expenses for Hospital Systems business and Physician Systems business combined increased from $1.3 million to $1.5 million, or approximately 15% over the comparable period in 2000. Of these expenses, $1.0 million, or 67%, related to our Hospital Systems business while $0.5 million, or 33%, related to our Physician Systems business. This increase in total research and development expenses was primarily due to the incremental effect of assets and companies acquired during 2000, as well as an increase in the number of technical employees required to support additional growth in the number of products and services. Research and development expenses represented 27% of total revenues for the period ended March 31, 2001 compared to 35% of total revenues for the comparable period of 2000. This decrease in research and development expenses as a percentage of total revenues reflects our increased revenues.

Sales and Marketing

     Sales and marketing expenses include costs to acquire and retain users of our products and services, the operating expenses associated with our company-wide ongoing sales and marketing efforts, and other general marketing costs to support our products and services. Expenses include personnel, sales commissions, trade show and advertising expenses, telecommunications costs and consulting fees. We believe sales and marketing expenses will modestly decline as the result of our change from a direct sales model to a third-party distribution model.

     For the three months ended March 31, 2001, sales and marketing expenses for our Hospital Systems business and our Physician Systems business combined totaled $1.6 million, approximately the same amount that we expended on sales and marketing during the comparable period of 2000. As a percentage of revenues for the period ended March 31, 2001, sales and marketing expenses were 28%, compared to 42% of total revenues for the comparable period in 2000 as a result of the increase in our total revenues. We experienced modest declines in sales and marketing expenses for our Hospital Systems business as a result of our distribution alliance with Medtronic Physio-Control. These declines were offset by approximately $228,000 of expenses incurred in acquisitions that occurred subsequent to the first quarter of 2000. We expect sales commissions related to our Hospital Systems business to decrease under our distribution alliance with Medtronic Physio-Control and advertising and promotion costs to increase in connection with our Physician Systems brand-building and marketing strategy initiatives.

General and Administrative

     General and administrative expenses consist primarily of costs related to the finance, administrative and other personnel functions necessary to support our business. We believe general and administrative expenses will continue to increase as we expand staff and incur professional accounting, finance and legal expenses.

     For the three months ended March 31, 2001, general and administrative expenses for our Hospital Systems business and Physician Systems business combined increased from $1.5 million to $1.9 million, or approximately 30% over the comparable period in 2000. Approximately $200,000 of the increase in general and administrative costs resulted from acquisitions subsequent to the first quarter of 2000, as well as an additional $200,000 in general and administrative expenses, primarily fees for professional accounting, finance and legal services associated with compliance with public reporting requirements and strategic initiatives.

Depreciation and Amortization

     Combined depreciation and amortization expense for Hospital Systems and Physician Systems increased to $800,000 for the three months ended March 31, 2001 compared to $200,000 for the comparable period in 2000. The increase during 2001 resulted primarily of goodwill amortization from our acquisition of Elixis in April 2000 and our acquisition of Paceart in September 2000.

Interest Income, Net

     Interest income, net consists of interest income net of interest expense. For the three months ended March 31, 2001, interest income, net was $200,000, a decrease of $72,000 or 26% compared to the comparable period of 2000. The decrease occurred because the average balances of our cash, cash equivalents and short-term investments were higher in 2000. During the 12 month period between April 1, 2000 and March 31, 2001 we used approximately $13.3 million in cash, net.

Liquidity and Capital Resources

     The following table shows our net operating loss before depreciation and amortization (in thousands):

                                                                                          March 31,
                                                                             -----------------------------------
                                                                                    2001               2000
                                                                             ----------------      -------------
   Net operating loss......................................................           $(2,393)           $(2,298)
   Depreciation and amortization...........................................               809                233
                                                                                      -------            -------
   Net operating loss before depreciation and amortization.................           $(1,584)           $(2,065)
                                                                                      =======            =======

     The following table and related discussion highlights our cash flows for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                             -----------------------------------
                                                                                    2001               2000
                                                                             ----------------      -------------
   Net cash used in operating activities...................................           $(2,136)           $(1,904)
   Net cash used in investing activities...................................              (375)              (476)
   Net cash provided by financing activities...............................              (173)            (1,059)

     As of March 31, 2001, we had $17.3 million of cash and cash equivalents, down from $19.9 million as of December 31, 2000. Working capital decreased $1.8 million to $16.1 million as of March 31, 2001 from $17.9 million at December 31, 2000, primarily due to $11.8 million used in investing activities and net losses from operating activities, offset by proceeds of $10.0 million from issuance of common stock.

     As of March 31, 2001, our principal commitments consisted of obligations outstanding under operating leases. Since inception, we have satisfied our liquidity needs primarily from revenues from sales of products and services, the net proceeds of approximately $64.7 million generated through private and public sales of common and preferred stock and, to a lesser extent, from bank borrowings and advance deposits received from customers on open orders.

     Net cash used in operating activities was $2.2 million during the three months ended March 31, 2001 and $1.9 million in the comparable period in 2000. Net cash used in operating activities for each of these periods consisted primarily of net losses and increases in accounts receivable, inventories, prepaid expenses and other current assets partially offset by changes in accounts payable and other current liabilities, deferred revenue and depreciation and amortization.

     Net cash used in investing activities was $360,000 during the three months ended March 31, 2001, and $476,000 in the comparable period in 2000. Investing activities in the first quarter of 2001 included a $52,000 repayment by one of our officers of a loan from Data Critical, offset by $54,000 in purchases of property and equipment and $363,000 in payments related to the pending acquisition of VitalCom. Investing activities in the first quarter of 2000 included a $200,000 advance to Elixis Corporation, a company we acquired in April 2000, and approximately $264,000 for the purchase of property and equipment.

     Net cash used in financing activities was $173,000 during the three months ended March 31, 2001, and $1.1 million for the comparable period in 2000. Financing activities in the first quarter of 2001 included $100,000 in proceeds from issuances of common stock offset by $251,000 for repurchases of our common stock and $22,000 for payments on capital leases. Financing activities in the first quarter of 2000 included $70,000 in proceeds from issuance of common stock offset by $43,000 for payments on lines of credit and $1.1 million for payments on notes payable and capital leases.

     In November 2000, we initiated a stock repurchase program. As of March 31, 2001 we had repurchased 811,217 shares of our outstanding common stock at an aggregate purchase price of approximately $2.2 million. We may continue to make repurchases pursuant to the program, which would affect our liquidity and earnings per share.

     We currently anticipate that we will continue to experience growth in our operating expenses as we enter new markets for our products and services, increase our marketing activities, increase our research and development spending, develop new distribution channels, expand our infrastructure, and improve our operational and financial systems. These operating expenses will consume a significant amount of our cash resources. Management believes that our current cash balances and our anticipated revenue growth will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through 2001. Our projections of future cash needs and cash flows, however, are subject to substantial uncertainty. Factors that may affect our future capital requirements include, among others, the value of our investments, our decreased stock option value and purchases made pursuant to our stock repurchase program. If current cash and cash that may be generated from future operations are insufficient to satisfy our liquidity requirements, we may need to seek additional funds through public or private equity financing, or from other sources, including the sale of certain of our assets. However, we may be unable to obtain adequate or favorable financing, and any financing we obtain may dilute the ownership interest of our shareholders prior to the financing. In addition, we may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity.

     Another factor that may affect our revenue and our revenue growth is our reliance on third parties for sales of our product. We expect to derive a substantial portion of our revenue in 2001 from our recent agreements with Medtronic Physio-Control and Agilent. If either of these parties fail to perform as expected, our revenue will decrease and our liquidity will be negatively affected. In such event, we may be required to reduce our planned capital expenditures, such as for research and development, sell some or all of our assets, or cease doing business.

Lines of Credit; Notes Payable

     We have two standby letters of credit of approximately $170,000 each, secured by certificates of deposit. As of March 31, 2001, no borrowings were outstanding under these lines of credit. The instruments were issued to provide collateral for our lease of our Bothell, Washington facility. These certificates automatically renew each March and December for as long as the letters of credit are in place and we maintain adequate cash reserves for collateralization.

     We have a lease line of credit for up to $1.0 million, comprised of $800,000 to finance equipment and $200,000 to finance equipment, leasehold improvements and software. No additional advances under the lease line are available. Advances were payable over 36 months in equal installments. We had outstanding borrowings of $91,000 as of March 31, 2001. As part of this lease line, the lender received a warrant to purchase 12,500 shares of our Series D preferred stock at an exercise price of $4.00 per share. This warrant, which became exercisable for 12,500 shares of our common stock upon completion of our initial public offering, expires on November 9, 2005.

     Additionally in April 1999, we established a finance lease facility totaling $214,000. The finance lease agreements were funded in three installments from April to August 1999 and were secured by the leased property. The leases are payable in 36 equal installments plus 16.6% interest on the declining balances. We had outstanding borrowings of $95,000 as of March 31, 2001.

     As of March 31, 2001, our principal commitments consisted of obligations outstanding under operating leases. We lease approximately 17,000 square feet in a single facility located in Bothell, Washington pursuant to a lease that expires in 2004. We also maintain a facility for our Hospital Systems business used primarily as an advanced development laboratory in approximately 8,400 square feet of space in Oklahoma City, Oklahoma under a lease that expires in December 2006. Our Paceart division of our Hospital Systems business operates out of a 7,500 square feet of office space in Fairfield, New Jersey under a lease that expires in 2004. Our Physician Systems business uses approximately 10,600 square feet of office space in Houston, Texas under a lease that expires in March 2004, and 7,257 square feet of office space in Seattle, Washington under a lease expiring in 2005. The annual cost of these leases during 2001 is approximately $965,000, subject to annual adjustments. We also maintain certain agreements with suppliers to purchase components and estimate these noncancelable obligations to be $550,000 for 2001. We have a commitment to purchase airtime charges from a wholesaler in the amount of $300,000 in 2001 regardless of whether or not we are able to pass these charges on to our customers. Although we have no other material commitments, we may experience an increase in our capital expenditures and lease and supplier commitments consistent with our anticipated growth in our operations, infrastructure and personnel.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

We have incurred losses since inception and may never be profitable, which could result in a decline in the value of our common stock and a loss of your investment.

     We expect to continue to incur operating losses through the end of 2001, and possibly longer. We experienced net losses of $8.6 million from inception through December 31, 1997, $5.8 million in 1998, $6.8 million in 1999 and an additional $13.9 million in 2000. As of March 31, 2001, our accumulated deficit was approximately $41.2 million. We anticipate incurring significant marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to achieve and sustain profitability. We may never earn profits and, if the company does become profitable, it may be unable to sustain or increase profitability on a quarterly or annual basis. As a result, the market price of our stock may decline.

Our inability to maintain or expand sales of StatView or our other Hospital Systems will reduce our revenue.

     During 1998 and 1999, all of our revenue was derived from sales of our Hospital Systems . A substantial portion of these sales came from sales of StatView. During 2000, approximately 90% of our total revenue was derived from sales of our Hospital Systems and approximately 76% of our total revenue was attributable to sales of StatView. As a result of our recently announced restructuring, we expect sales of our Hospital Systems will represent an even greater percentage of our total revenue. Any factors that reduce the pricing of, demand for or market acceptance of StatView or our other Hospital Systems , including competition or technological change, could significantly reduce our revenue and harm our business.

Our business may fail if Medtronic Physio-Control or Agilent do not successfully perform their agreements with us.

     By entering into our distribution agreement with Medtronic Physio-Control and our new license agreement with Agilent, we now rely on these two companies for sales and installations of most of our Hospital Systems . Prior to this change, direct sales of our three key products-StatView, AlarmView and FlexView-accounted for 68% of the net sales of our Hospital Systems . Consistent with our new distribution model, we transferred substantially all of our Hospital Systems sales and installation force to Medtronic Physio-Control.

      Pursuant to our agreement with Medtronic Physio-Control, Medtronic Physio-Control has agreed to:

     .  integrate our Hospital Systems sales force with Medtronic
        Physio-Control's existing sales force;

     . train the existing Medtronic Physio-Control sales force to sell our Hospital Systems , including StatView, AlarmView and FlexView;

     . market and distribute our products, including StatView, AlarmView and FlexView;

     .  include our products in international sales and marketing programs;

     . include our products in Medtronic Physio-Control's national accounts contracts, which provide access to large national hospital chains;

     . include our products in the global healthcare exchange, an on-line marketplace for medical devices and healthcare products;

     .  provide installation and field services for our Hospital Systems ; and

     .  meet minimum sales and end-user distribution levels.

     If Medtronic Physio-Control and Agilent do not successfully perform, we will need to rebuild our direct sales and installation forces or find a new distributor to sell and install our products. If we are unsuccessful in rebuilding our sales force or in finding alternate means to distribute and install our products, our business will fail.

If Agilent or Medtronic Physio-Control fail to distribute our products to their customers, we could receive reduced minimum payment guaranties or our relationships with those companies could end, resulting in significant harm to our business.

     Under their agreements with us, Medtronic Physio-Control and Agilent guaranty payment of minimum quarterly revenues to us. If either company fails to meet those minimums through sales to our customers in any quarter, it is obligated to meet its minimums by purchasing product from us for its own account.

     Under our license agreement with Agilent, we have agreed to the amount of the minimums for each quarter of 2001 and 2002. The parties have agreed to renegotiate minimums annually thereafter. If the parties fail to agree on minimums for any subsequent period, the license arrangement may cease to be exclusive and the guarantied payment obligation will be terminated.

     Under the Medtronic Physio-Control distribution agreement, the guarantied obligations are renegotiated annually for periods after 2001 to levels reflective of actual historical sales by Medtronic Physio-Control to our customers. The Medtronic Physio-Control agreement allows us to terminate the agreement in the event that Medtronic Physio-Control fails to sell a specified percentage of its minimum sales obligations to its customers in two consecutive quarters. This minimum end-user distribution percentage target was not met in the first quarter of 2001.

     Pursuant to these provisions related to minimum obligations, the minimum payment obligations of Agilent and Medtronic Physio-Control to us may be reduced or, in the case of Medtronic Physio-Control, the agreement terminated by us. If this happens and we are unable to find an alternate means to distribute and install our products and services, our business will fail.

If our relationships with our strategic corporate partners are not successful, our business will be harmed.

     We depend on several of our partners for key functions, such as sales and distribution of our products. From time to time, we may disagree with our partners on business strategy, product development or the interpretation and performance of contracts. Our key distribution partners, such as Medtronic Physio-Control, Agilent and Tyco, have substantially more resources than we do. We are more dependent on these relationships than are our key partners. Because of these disparities, we may be:

     . unable to fully enforce our rights under our agreements with our partners;

     .  forced to settle contract disputes in a manner adverse to our interests;

     . forced to renegotiate key terms of our agreements, such as pricing and minimum sales requirements; and

     . unable to replace services provided to us by our partners if these relationships fail.

     If we are unable to successfully manage our relationships with our partners, our business will be unsuccessful.

After the merger of Data Critical and VitalCom occurs, integration of operations will be complex, time consuming and expensive and may harm the results of operations of the combined company.

     The anticipated benefits of the proposed merger of Data Critical and VitalCom will depend in part on whether Data Critical and VitalCom can integrate their operations in an efficient and effective manner. Successful integration will require favorably combining each company's:

     .  business culture and management style;

     . business operations, including manufacturing, sales, marketing and distribution operations;

     .  strategic business goals;

     .  business development efforts;

     .  geographically separate facilities; and

     .  research and development efforts.

     The combined company may not accomplish this integration successfully. The diversion of management's attention to the integration effort and any difficulty encountered in combining operations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses. Furthermore, employee morale may suffer, and the combined company may have difficulty retaining key engineers, managers and other employees. Finally, even if integration is successful, the combined company may not achieve the cost savings originally expected or intended as a result of the merger. If the combined company cannot successfully accomplish integration of our and VitalCom's operations efficiently or effectively, the combined company's business will be harmed.

The proposed merger will result in costs of integration and transaction expenses that could harm combined financial results.

     If the benefits of our proposed merger with VitalCom do not exceed the costs of the merger, including the dilution to our stockholders resulting from the issuance of shares of Data Critical common stock in the merger, our financial results, including earnings per share, could be harmed. Data Critical and VitalCom estimate that they will incur aggregate direct transaction costs of approximately $2.1 million associated with the merger and related severance costs of approximately $0.3 million. We also will incur integration costs after completion of the merger.

     Actual costs may substantially exceed our expectations. In addition, unanticipated expenses associated with integrating the two companies may arise. As a result, our business may be harmed. We expect to incur a non-cash charge, currently estimated to be $1.8 million, in the second quarter of 2001 to reflect our write-off of VitalCom's in-process research and development efforts. We may also incur additional charges in subsequent quarters to reflect costs associated with the merger.

After the merger occurs, the combined company will need additional capital, and our ability to secure additional funding is uncertain.

     After the merger, the combined company will require substantial capital resources to conduct our operations. The combined company's future capital requirements will depend on many factors, including:

     . the time and costs involved in completing the merger and integrating the two companies;

     . the ability of the combined company to expand our product line and increase sales;

     . the costs involved in developing, acquiring or licensing new technologies and products;

     . the ability of the combined company to maintain and establish corporate partnerships, distribution channels and licensing arrangements;

     .  the ability of the combined company to respond to competitive pressures;

     . the ability of the combined company to realize long-term cost savings as a result of the merger;

     .  the costs involved in developing or acquiring complementary businesses;

     . the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

     . the time and costs involved in obtaining regulatory approvals for new products;

     . the time and costs involved in taking advantage of unexpected opportunities; and

     .  other factors not within the combined company's control.

     We expect that the combined company's cash resources on completion of the merger will be sufficient to meet planned capital requirements for at least the next 12 months. However, if these cash resources and cash generated from operations are insufficient to satisfy working capital and capital expenditure requirements, the combined company may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital may be unavailable on satisfactory terms, if at all. The failure to raise additional capital on acceptable terms when needed would require the combined company to scale back operations, reduce our work force and sell or license technology it would otherwise seek to develop or commercialize itself. The inability to raise adequate additional capital in a timely manner could force the combined company to forgo business opportunities, curtail product and business development or even cease operations.

Even without the merger, because our existing capital resources may be insufficient to fund our product and business development efforts, we may have to curtail or cease operations.

     Even if the merger does not occur, we may need to raise additional capital sooner than presently anticipated to:

     .  support expansion;

     .  develop new or enhanced systems;

     .  respond to competitive pressures;

     .  acquire complementary businesses or technologies; or

     .  take advantage of other unanticipated opportunities.

     Although we expect that our current cash resources are sufficient to meet our planned capital requirements for at least the next 12 months, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital, if needed, may be unavailable on satisfactory terms, if at all. Our failure to raise additional capital on acceptable terms when needed would require the company to scale back our operations, reduce our work force and sell or license to others technology it would otherwise seek to develop or commercialize itself. Our inability to raise adequate additional capital in a timely manner could force the company to forego business opportunities, curtail our development or even cease operations.

In the proposed merger, the fixed exchange ratio may result in our paying more for VitalCom than originally expected.

     Each outstanding share of VitalCom common stock, other than shares held by VitalCom stockholders who have properly exercised their appraisal rights, will convert into 0.62 shares of Data Critical common stock on completion of the merger. This exchange ratio will not be adjusted for changes in the market price of either Data Critical common stock or VitalCom common stock prior to completion of the merger. The market price of our common stock may vary significantly between now and the completion of the merger. If the market price for our common stock increases before completion of the merger, the market value of the Data Critical common stock issued in the merger would correspondingly increase. We will not receive any extra benefit in the merger for increases in the market price of our common stock, and instead may be required to recognize additional goodwill, which would reduce the combined company's future financial results, including earnings per share.

The issuance of Data Critical common stock in the proposed merger will dilute the interest of current stockholders and could reduce the financial performance of the combined company on a per share basis.

     After the merger is completed, current holders of our common stock will own a smaller percentage of Data Critical and our voting stock than they currently own. VitalCom stockholders will own a smaller percentage of Data Critical than they currently own of VitalCom. Consequently, both Data Critical and VitalCom stockholders will be less able to exercise influence over company management and policies than they were before the merger. In addition, the issuance of our common stock in the merger may reduce our net income per share from anticipated levels, and could reduce the market price of our common stock unless the combined company can achieve revenue growth or cost savings sufficient to offset the dilutive effect of the issuance.

If VitalCom stockholders who have agreed not to sell their Data Critical common stock for 90 days after the merger sell some or all of their shares, our stock price may suffer.

     As part of their voting agreements with us delivered in connection with the merger, some VitalCom stockholders have agreed not to sell the Data Critical common stock they receive in the merger for 90 days after the merger. At the end of this period, these holders will be able to sell their Data Critical common stock to the public. Sales of any significant portion of these shares in the public market after the restrictive period, or the perception that these sales could occur, could cause the market price of our common stock to decrease.

The market price of our common stock may decrease as a result of the merger.

     The market price of our common stock may decrease significantly if, among other things:

     .  the integration of our and VitalCom's operations is unsuccessful;

     . the combined company does not experience business synergies quickly, or to the extent expected by financial analysts;

     . accounting rules do not permit the combined company to immediately write off a significant amount of the purchase price of the merger as attributable to in-process research and development; or

     . the increased asset value of the combined company as a result of the merger does not meet the expectations of financial analysts.

     If the market price of our common stock decreases, you may lose all or part of your investment.

The combined company's products may compete with the products of our current strategic partners, which could result in conflict and reduced revenues.

     VitalCom's existing products compete with the products of several companies, including Agilent, from whom we currently derive substantial revenues. Thus, as a result of the merger, the combined company will be competing directly with at least one of its largest customers. Agilent may elect to end its relationship with us or, alternately, reduce the volume of products it purchases in response to the competitive pressures between Agilent and the combined company. If this happens, the combined company's revenues and results of operations will suffer.

Our proprietary technology may be incompatible with VitalCom's technology.

     Both Data Critical and VitalCom believe that combining technologies of the two companies will enable the combined company to develop products that are technologically superior to those of our competitors. However, the technologies of the two companies, when combined, may not yield any technological advances. In addition, if the technologies of the two companies are not readily compatible, or are incompatible, then the combined company may experience substantial delays in, or impediments to, integrating their technologies and introducing new products. This may result in excess costs or customer defections, and the combined company may lose any technological advantage that it has or had over our competitors. If this happens, the revenues and results of operations of the combined company will be harmed.

Even if Data Critical and VitalCom are successful in combining their technologies, the business of the combined company will be unsuccessful if new technologies and related products are rejected by the marketplace.

     The combined company's success depends upon hospitals accepting its products. Even if Data Critical and VitalCom are successful in combining their technologies, the marketplace may reject products and technologies that are new to the marketplace. The marketplace may be reluctant to use the combined company's information delivery systems because of negative assumptions or perceptions regarding its products and technologies. If the combined company is unable to create or maintain a market for new products, its business will be harmed.

Our competing methods of distributing our Hospital Systems may cause conflicts among our partners and distributors and confusion of the end-user, resulting in harm to our business.

     We distribute our Hospital Systems both through our distribution partners and our OEM partners. In some cases these two channels compete for sales to the same end customers. These conflicts could lead to disputes between our partners, disputes between the company and our partners and confusion of the end customer. Our failure to manage these issues successfully could result in harm to our distribution process and reduce our revenues.

Our quarterly financial results are likely to fluctuate and are not an indication of the company's future performance.

     Our revenue in any quarter depends significantly on the timing of systems shipped and installations completed. Any unexpected delays or cancellations of shipments or installations at the end of a quarter could substantially reduce revenue in that quarter, hurt our revenue and impair our business in future periods. Because we do not know when, or if, our potential customers will place orders, finalize contracts and permit installation, the company cannot accurately predict revenue and profitability for future quarters. In addition, we receive higher revenue and gross margin on direct sales, including those made through our alliances with strategic partners, than it does on OEM sales. Consequently, the mix of sales between distribution channels will have a significant impact on quarterly and annual revenue and profitability.

     Because the market for our products is new and evolving, it is very difficult to predict future financial results. We plan to significantly increase our marketing, research and development and general and administrative expenses in 2001. Our expenses are partially based on our expectations regarding future revenues, and are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our stock price will likely suffer.

     As a result of our distribution alliances with Medtronic Physio-Control and Agilent, and the significant role each company plays in distributing our products, our quarterly financial results are likely to fluctuate based on the sales of our products made by these companies.

     We believe that quarter-to-quarter comparisons of our financial statements are not meaningful. It is likely that in future quarters our revenue and earnings may be below the expectations of securities analysts and investors and, as a result, the price of our common stock may decline. Our revenue and earnings have varied in the past, and we expect that they will continue to vary significantly from quarter to quarter.

Failure to complete the merger could harm our stock price and business.

     If the merger is not completed, we may be subject to a number of risks, including the following:

     . if the current market price of our common stock reflects an assumption by the market that the merger will occur, then the price of our common stock may decline;

     .  we may be required to pay VitalCom a termination fee;

     . various costs related to the merger, such as legal and accounting fees and the expenses and fairness opinion fees of our financial advisor, must be paid even if the merger is not completed; and

     . it might be difficult for us to enter into a transaction similar to the merger or to otherwise make acquisitions for a period of time.

     If any of these risks occur, our stock price and business may be harmed.

Our business will be unsuccessful if our technology and products are rejected by the marketplace.

     Our success depends on hospitals accepting our products. The marketplace may reject our methods of wirelessly transmitting time-critical patient data through networked or non-networked monitoring equipment. The wireless transmission of time-critical patient data is new to the marketplace. The marketplace may be reluctant to use our information delivery systems because of negative assumptions or perceptions regarding the reliability, accuracy, security and safety of transmitting complex and time-critical patient data over wireless devices. If we are unable to create or maintain a market for our products, our business will fail.

     Additionally, acceptance of some of our products requires a fundamental change in the way medical information is communicated and managed by doctors and patients. Physicians may be unwilling to administer healthcare remotely or to integrate our products into their daily office workflow. The marketplace may reject the use of wireless technology to transmit personal or sensitive patient information. If this happens, our business may suffer.

We depend on third-party single-source and limited-source suppliers for necessary components for our Hospital Systems , which could impede our ability to supply product and harm our business.

     We use third-party suppliers and manufacturers to purchase necessary components and to manufacture and test key parts of our Hospital Systems , including the StatView receiver and the AlarmView transmitter. Certain components, including the bitmap display, are presently only available from a single source. Other parts and components that we rely on are available from limited sources. Because our choice of suppliers is limited, it may be unable to obtain key components in sufficient quantities, if at all, or at commercially reasonable prices. If this happens:

     .  our manufacturing costs could increase;

     .  our delivery of finished product could be delayed;

     .  customers could delay payment or cancel orders; and

     .  our production process could become economically unfeasible;

possibly resulting in declining revenues and harm to our business.

Our business will be harmed if we fail to keep pace with technological innovation in our industry.

     The industries in which we operate are characterized by rapid technological change, changes in end-user preferences and the emergence of new industry standards and practices that could render our existing systems and proprietary technology obsolete. Our success depends, in part, on our ability to continue to enhance our existing systems and to develop new systems that meet the changing needs of our customers. If we are unable to develop and introduce in a timely manner new and enhanced systems that incorporate the latest developments in medical equipment and wireless communications technologies, our sales will be harmed. The pace of change in information-dependent markets, such as the healthcare industry, is rapid and there are frequent new product introductions and evolving industry standards. We may be unsuccessful in responding to technological developments and changing customer needs. In addition, our systems may become obsolete due to the adoption of new technologies or standards by our customers or competitors. We have experienced development delays in the past and may experience similar or more significant delays in the future. Difficulties in system development could materially delay or even prevent the successful introduction or marketing of new or enhanced systems, which could substantially harm our business. Our inability to successfully develop, introduce and market new or enhanced products or services may harm our business.

If we are unable to successfully integrate the companies and businesses that we have acquired or may in the future acquire, our business may suffer.

     We acquired the businesses of Physix in 1999 and Elixis and Paceart in 2000. In March 2001, we agreed to acquire VitalCom. We may make additional acquisitions in the future. Acquisitions entail numerous risks, including:

     . difficulties in integrating the operations, products, management and employees of the companies involved;

     .  loss of key employees;

     .  disruption of our ongoing business;

     . our inability to maintain key business relationships that the acquired entities have established; and

     . improperly evaluating new services and technologies or otherwise being unable to fully exploit the anticipated opportunity.

     In addition, we recently announced a restructuring of operations, resulting in a significant reduction in the number of employees in our Physician Systems business. As a result of this restructuring, we may elect to sell some or all of our Physician Systems business, including assets acquired in the acquisitions of Physix and Elixis. If such a sale occurs, we may nevertheless retain liabilities associated with our Physician Systems business. If this happens, our business could be harmed.

     If we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future expense. Also, the Financial Accounting Standards Board, or FASB, is contemplating eliminating pooling of interests accounting for acquisitions and has voted to eliminate the immediate write-off of acquired in-process research and development. The effect of these changes would be to increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. Any of these events could harm our business.

Our investments in other companies may decline in value, which would harm our earnings and liquidity.

     We have in the past, and may in the future, make investments in other companies in the e-commerce healthcare market. The value of those investments may decline. If this happens, we could be required to write off some or all of those investments, and our earnings and liquidity would suffer.

Our infrastructure may be unable to keep pace with, and as a result hinder, our growth.

     We have rapidly and significantly expanded our operations and expects this expansion to continue. Our revenue grew from $471,000 in 1997 to $4.1 million in 1998, and from $9.5 million in 1999 to $17.8 million in 2000. Our rapid growth has placed significant strain on our administrative, operational and financial resources and has resulted in ever-increasing responsibilities for our management personnel. We will be unable to effectively manage our business if we cannot timely and successfully alleviate the strain on our resources caused by our rapid growth.

We may be unable to effectively compete, which would harm our business.

     We face competition from a number of companies, including SpaceLabs Medical, Inc. Many other companies selling products using traditional methods of patient monitoring, including direct patient oversight and monitoring through wired systems and voice communications, are well positioned to compete with us. If these companies enter this market, we may be unable to effectively compete and our growth and revenue may suffer.

     Many of our potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, better name recognition and a larger installed base of customers than we do. Many of our potential competitors may also have well-established relationships with our existing and prospective customers. Due to these and other advantages, our potential competitors may develop products comparable or superior to our systems or adapt more quickly to new technologies, evolving industry standards, new product introductions or changing customer requirements. In addition, there is the possibility that one or more of our strategic partners or other medical equipment manufacturers may decide to develop products that directly compete with our systems. We also expect that competition will increase as a result of medical equipment, wireless and software industry consolidation. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could cause our revenue to decline.

If we lose members of our senior management team, or if we do not timely hire a permanent chief executive officer, we may be unable to successfully manage our business or achieve our objectives.

     Our success will depend significantly on the continued contributions of our senior management team, many of whom would be difficult to replace. In particular, we believe that our future success depends on Dr. David Albert, chief scientist and chairman emeritus of the board, and Michael Singer, executive vice president of corporate development and chief financial officer.

     We currently have a new interim chief executive officer who has held that position since February 2001. We are currently conducting a search for a permanent chief executive officer. The search may be hindered by a number of factors outside our control, including limitations on the number of qualified candidates, hiring competition from similarly situated companies and the unwillingness of qualified candidates to relocate near the company's business headquarters. If we do not hire a permanent chief executive officer in a timely manner, or it is unable to find a qualified candidate, it may be unable to manage our business successfully or otherwise achieve our objectives, which would harm our business.

We may be unable to hire and retain the personnel necessary to support our expanding business, which could threaten our future growth.

     We believe our future success will depend in large part on our ability to identify, attract and retain engineering, marketing, and customer service and support personnel. Because of the complexity of our systems and technologies, we need to retain and hire engineers with high levels of experience in designing complex systems. In addition, although we have recently entered into a strategic distribution alliance with an intent to enhance our product distribution capabilities, we may need to nevertheless substantially expand our sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of our systems. Our systems require a sophisticated sales effort targeted at several people within the information technology departments of our prospective customers. We will also need to increase our customer service and support organization to support new customers and the expanding needs of existing customers.

     There are a limited number of people with the necessary technical skills we require. We must compete with many other companies for these personnel, and cannot assure you that it will be able to hire and retain them in sufficient numbers. Failure to hire and retain the personnel necessary to support our expanding business could threaten our future growth and harm our business.

Our patents and proprietary technology may not provide it with any benefit, and the patents of others may prevent us from commercializing our products, which could harm our business.

     Our ability to compete effectively will depend in part on our ability to develop, maintain and license proprietary aspects of our technology, and to operate without infringing the proprietary rights of others. Our patents may not adequately protect our technology from the competing use of others. In addition, patent applications we file may not result in the issuance of any patents.

     Our products incorporate technologies that are the subject of patents issued to, or patent applications filed by, others. We have obtained licenses for some technologies and may negotiate to obtain additional licenses for technologies patented by others. However, we may not be able to obtain licenses for technology patented by others on commercially reasonable terms, if at all, or develop alternative technology. Our current and future proprietary technology and licenses of technology may not be adequate for the operation of our business. The failure to obtain necessary patents and licenses or to identify and implement alternative technologies would prevent us from commercializing some of our products under development and would harm our business.

Litigation or enforcement of claims of intellectual property infringement could require us to spend substantial amounts of money and could impair our operations.

     We may become subject to infringement claims and litigation or interference proceedings to determine the right to use, sell or license intellectual property rights. We have received correspondence from other parties asserting ownership of intellectual property that is or may be incorporated in our products and products under development. In addition, we have notified other parties of the existence of patents or trademarks owned or licensed by us that we believe may be incorporated in those parties' products. Some of this correspondence has included offers to negotiate the licensing of the intellectual property. These matters may result in litigation to determine the enforceability, scope and validity of the intellectual property. Litigation, if successful against us, could seek to recover damages as a result of any sales of the products and to enjoin further sales of such products, either of which could harm our business.

     Litigation may result in significant expenses to us and significant diversion of effort by our technical and management personnel, regardless of the outcome. Litigation could result in our patent or trademark applications not having priority over others, or failing to provide protection against competitors with similar intellectual property. Any patents or trademarks issued to us may be challenged, invalidated or circumvented in the future and the competitive advantage provided by the rights created under the patents, trademarks or licenses lost. The outcome of litigation is inherently uncertain and we cannot assure you that a court would not find the third-party claims valid or that we had no successful defense to such claims. An adverse outcome in litigation or the failure to obtain a necessary license could subject us to significant liability and could prevent us from selling our products. If this occurs, our business could be harmed.

     We also rely on trade secrets, technical know-how and continuing invention to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, and we may be unable to protect our trade secrets or our rights to our trade secrets, which could harm our business.

If our existing licensing relationship with the licensor of key wireless technology is terminated, our business will be harmed.

     We currently hold an exclusive license from a third-party licensor of key wireless technology that allows us to manufacture and produce a significant portion of our wireless monitoring and networking devices based on certain portions of the licensor's patented technology. In exchange for this exclusive license, we must pay royalties to the licensor for each device manufactured that incorporates the licensor's patented technology.

     Our ability to successfully develop, manufacture and market our products depends significantly on our ability to maintain our relationship and license terms with this licensor. Our license agreement with this licensor may be terminated early on short notice by the licensor under certain circumstances, including the breach of a material term by us or a change in control of Data Critical that is materially adverse to the licensor. Additionally, if we fail to pay royalty payments to this licensor or otherwise fail to perform our obligations under our license agreement, the licensor can terminate the license. If the licensor terminates our agreement with us, we would have limited means to commercialize our products and our revenue would be significantly reduced. The termination of this license would harm our business.

Federal and state legislation and regulation affecting the healthcare industry could severely restrict our ability to operate our business.

     We are subject to federal and state legislation and regulation affecting the healthcare industry. The federal and state governments extensively regulate the confidentiality and release of patient records. Additional legislation governing the distribution of medical records and health information has been proposed and, in some cases, enacted, at both the federal and state levels. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering patient records or health information electronically.

     Other legislation currently being considered at the federal level could also negatively affect our business. For example, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates the use of standard transactions and identifiers by October 2002, and prescribes privacy measures and other provisions that are required by April 2003. Because we intend to market some of our services as meeting these regulatory requirements, our success will also depend on other healthcare participants complying with these regulations.

     A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibits payments that are intended to induce physicians or others to acquire, arrange for or recommend the acquisition of healthcare products or services. Another federal law, commonly known as the Stark law, prohibits physicians from referring Medicare and Medicaid patients for designated health services to entities with which they have a financial relationship, unless that relationship qualifies for an explicit exception to the referral ban. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial and marketing relationships.

     These laws and other existing or newly enacted laws and regulations applicable to the healthcare industry could harm our business.

State restrictions on the practice of medicine may negatively affect our activities and reduce our revenues.

     The laws in some states prohibit some business entities, such as Data Critical, from practicing medicine. This is commonly referred to as the prohibition against the "corporate practice of medicine." These laws generally prohibit us from employing physicians to practice medicine or from directly furnishing medical care to patients. Each state requires licensure for the practice of medicine within that state, and some states consider the receipt of an electronic transmission of selected healthcare information in that state to be the practice of medicine. Some states have similar prohibitions on corporate practice and licensure requirements for other regulated healthcare professions (for example, nurse practitioners or pharmacists). These laws restrict our activities and the extent to which we can provide medical advice to consumers and physicians. If challenged, our activities may be found to violate these laws. To the extent that we expand internationally, we may face similar restrictions on our activities outside the United States. These laws and other existing or newly enacted laws and regulations applicable to the healthcare industry could harm our business.

If we fail to comply with current or future laws or regulations governing the collection, dissemination, use and confidentiality of patient health information, our business could be harmed.

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

     . state laws regulating healthcare professionals such as physicians, pharmacists and nurse practitioners;

     .  Medicaid laws;

     . HIPAA and related rules proposed by the Department of Health and Human Services; and

     . Health Care Financing Administration standards for Internet transmission of health data.

     The U.S. Congress has considered proposed legislation that would establish a new federal standard for protecting and using health information. In addition, the laws of other countries also govern using and disclosing of health information. Any failure by us or our personnel or partners to comply with any of these legal and other requirements could result in material liability. Although we have systems in place for safeguarding patient health information from unauthorized disclosure, these systems may not preclude successful claims against us for violation of applicable law or other requirements. Other third-party sites or links that consumers access through our web sites also may not maintain systems to safeguard this health information, or may circumvent systems we put in place to protect the information from disclosure. In some cases, we may place our content on computers that are under the physical control of others, which may increase the risk of an inappropriate disclosure of health information. For example, we currently contract out the hosting of our web sites to third parties. In addition, future laws or changes in current laws may necessitate costly modifications to our systems.

     In early 2001, the Department of Health and Human Services finalized proposed regulations at the federal level authorized under HIPAA. These regulations establish a new federal standard for privacy of health information. These regulations, compliance with which will not be required any sooner than April 14, 2003, may directly regulate some aspects of our business. Achieving compliance with these regulations could cost us significant amounts or delay or prevent implementation of our business model. Any noncompliance by us could result in civil and criminal penalties.

     Furthermore, we may expand sales of our systems to international markets. An expansion would require us to comply with a wide variety of foreign laws and practices, tariffs and other trade barriers. Our failure to obtain the necessary regulatory approvals in foreign markets on a timely basis would harm our business.

We may experience substantial delays or difficulties in obtaining required governmental approvals, which could hinder our ability to distribute our existing systems or introduce future systems.

     As a manufacturer of wireless telecommunications systems, we are regulated under the Communications Act of 1934 and FCC regulations, as well as the applicable laws and regulations of the various states administered by state public service commissions. Regulatory requirements affecting our operations may change. Any changes may hurt our business by hindering our ability to compete with other wireless telecommunications product manufacturers, to continue providing our existing products and services or to introduce future systems or system enhancements.

     One example of a change of this type is the recent adoption by the FCC of new rules relating to new frequency transmission standards for medical telemetry equipment. Our wireless communication products currently transmit in the UHF 450 MHz to 470 MHz radio bands. In order to reduce interference to wireless medical transmissions from other signals, most notably those of television stations using High Definition Television (HDTV), the FCC has designated as a new transmission band for wireless telemetry medical equipment the UHF 608 MHz to 614 MHz band. The FCC has announced that it will not certify any wireless medical telemetry equipment which transmits in the old band after October 2002-- meaning that any new products for which such certification is sought after that time must comply with the new transmission standards. Failure to comply with these new standards could prevent us from introducing new products to the market and substantially reduce the market for any of our non-compliant products. Either of these circumstances could harm our business.

     The manufacturing, marketing and sales of medical devices, including many of our products, are subject to regulation by the FDA. In addition, certain material changes or modifications to the intended use, labeling, technological characteristics or manufacturing of cleared or approved medical devices are also subject to FDA clearance or approval. Generally, before a new medical device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance by filing a 510(k) pre-market notification or obtain approval of a pre-market approval, or PMA, application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed FDA 510(k) cleared device for which the FDA has not called for PMA's, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) pre-market notification. The 510(k) pre-market notification may need to be supported by appropriate data, which may include clinical data, establishing the claim of substantial equivalence to the satisfaction of the FDA. If a manufacturer or distributor of a medical device cannot establish substantial equivalence, the proposed device must be approved through a PMA application, which must be supported by clinical data. The PMA application approval process can be expensive, uncertain and lengthy. To date, we have received clearance from the FDA to market our current products through the 510(k) pre-market notification process. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for extensive clinical trials or additional data as a prerequisite to clearance or approval, could substantially harm our business, operating results and financial condition. Sales of medical devices and components outside of the United States are subject to international regulatory requirements that vary from country to country. Changes in FDA regulatory requirements requiring us to modify our compliance procedures may be costly and time consuming and could interrupt or terminate the sales of certain of our products. We may be unable to obtain further clearance or approvals for our products or components on a timely basis, if at all. Delays in receipt of, loss of, or failure to receive, FDA approvals or clearances could harm our business.

     In addition, we face potential FDA regulation of software that we develop for use with our products. Some computer applications and software are considered medical devices and are subject to regulation by the FDA. To the extent that FDA regulations are applicable to any of our software products and services, it will be time consuming, burdensome and expensive to comply with those regulations and could delay or prevent introduction of new software products or services.

     Because we are a provider of healthcare-related systems, extensive and frequently changing federal regulations govern the licensing, conduct of operations, and other aspects of our business. Federal certification and licensing programs establish standards for day-to-day operation of our research and manufacturing facilities. Regulatory agencies verify our compliance with these standards through periodic inspections. Although we have been found to be in compliance with all these standards to date, our facilities may fail future inspections conducted to ensure compliance with federal or any other applicable licensing or certification laws. Any such failure could harm our business.

FDA and FTC regulations on advertising and promotional activities may be burdensome and may harm our ability to provide some applications or services, which could lead to higher-than-anticipated costs or lower-than-anticipated revenue.

     Complying with FDA and FTC advertising and promotion regulations may be time consuming, burdensome and expensive and could negatively affect our ability to continue providing some of our products, or to introduce new products in a timely manner. This may result in higher-than-anticipated costs or lower-than-anticipated revenues.

     Any current or future regulatory requirements that the FDA or the FTC impose on us or our advertisers and sponsors could harm us by:

     . making it harder to persuade pharmaceutical, biotechnology and medical device companies to advertise or promote their products, or to sponsor programs that we offer to healthcare professionals and the public;

     . restricting our ability to continue to provide some of our services or web content, or to introduce new services or web content in a timely manner; or

     . making it more expensive and time consuming to comply with new requirements.

     As a result, we might lose advertising or sponsorship revenue, spend significant amounts of our limited resources on regulatory experts in the area of FDA or FTC compliance, or receive adverse publicity that harms our business.

Political, economic and regulatory changes and consolidation in the healthcare industry could force us to make costly modifications to how we price and sell our systems, which could substantially reduce revenues and harm our business.

     The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. These factors affect the purchasing practices and operation of healthcare organizations. Changes in current healthcare financing and reimbursement systems could cause us to make unplanned modifications to our systems or result in delays or cancellations of orders. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state levels. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing or postponing investment decisions, including investments in our systems. We do not know what effect these proposals would have on our business. Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our systems. If we are forced to reduce our prices, our business may be harmed.

Our activities may expose us to malpractice and other liabilities inherent in healthcare delivery, which could substantially harm our business.

     We may be exposed to malpractice or other liabilities against which it may not be adequately insured, resulting in substantial harm to our business. Our systems provide data for use by caregivers, consumers and other healthcare participants. This data may be obtained from our caregiver customers, strategic partners, other third parties or, with patient consent, from the aggregation of patient health records. Claims for injuries relating to the use of this data may be made in the future. Also, patients who file lawsuits against caregivers often name as defendants all persons or companies with any relationship to the caregivers. As a result, patients may file lawsuits against us based on treatment provided by caregivers who use our systems. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed caregivers, or by delivery of information by a third-party site that a consumer accesses through our web sites, exposes us to malpractice or other personal injury liability for wrongful delivery of healthcare services or erroneous health information. The amount of insurance we maintain with insurance carriers may be insufficient to cover all of the losses we might incur from these claims and legal actions. In addition, insurance for some risks is difficult, impossible or too costly to obtain and, as a result, we may be unable to purchase insurance for some types of risks.

If our customers experience system defects, delays in transmission or security breaches with our systems, we could face damage to our business reputation and potential legal liability.

     Our customer satisfaction and reputation could be harmed if we or our customers experience any system defects, delays, failures or loss of data. We depend on the efficient operation of wireless networks and, for some of our products, the Internet for communication. A major catastrophic event or other event beyond our control, including a major security breach in the transmission of data on our systems or a well-publicized compromise of Internet security, could cause loss of revenue and market share, damage our reputation and result in liability. In addition, our systems may be vulnerable to computer viruses, programming errors, attacks by third parties or similar disruptive problems. Furthermore, patient care could suffer and we could be liable if our systems fail to deliver correct information in a timely manner. We have experienced defects in our products in the past, including our StatView receivers, which were the subject of a voluntary field action. We may experience defects in the future. Our contracts attempt to limit our liability arising from our errors. These provisions may not be enforceable, however, and even if enforceable, they may not protect us from future liability. While we have general liability and product liability insurance, including coverage for errors and omissions, we may be unable to obtain or continue this insurance on reasonable terms in the future. In addition, our insurance may be insufficient to cover large claims, and our insurer could disclaim coverage on claims. If we are liable for an uninsured or underinsured claim, or if our premiums increase significantly, our business could be harmed.

We may face product liability claims, which could harm our business.

     The testing, manufacturing and marketing of medical devices entails an inherent risk of product liability claims. We have experienced defects in our products in the past, including our StatView receivers, which were the subject of a voluntary field action. We may experience defects in the future. These defects could potentially result in liability to us. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. Our existing insurance may not be renewable at a cost and level of coverage comparable to that presently in effect, if at all. In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, that claim could exceed our total assets and could harm our business.

Significant fluctuations in the market price of our common stock could result in securities class action claims against us, which could harm our business.

     The trading price of our common stock has been and may continue to be volatile. The stock market in general, and the market for technology companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may decrease the trading price of our common stock, regardless of our actual operating performance, and may make it difficult for you to resell your shares at or above the price at which you purchased them. Securities class action claims have been brought against companies in the past where volatility of the market price of that company's securities has taken place. This kind of litigation could be very costly and could divert our management's attention and resources. Any negative determination in this litigation could also subject us to significant liabilities, any or all of which could harm us.

State laws, our certificate of incorporation, our stockholder rights plan and certain provisions in our important contracts may inhibit potential acquisition bids that could be beneficial for stockholders.

     Delaware law and Washington law may inhibit potential acquisition proposals. We are restricted by the antitakeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. Delaware law prevents us from engaging in a business combination with any interested stockholder for three years following the date that the stockholder became an interested stockholder.

     For purposes of Delaware law, a business combination includes a merger or consolidation or the sale of more than 10% of our assets. In general, Delaware law defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by the entity or person. Under Delaware law, a Delaware corporation may opt out of the antitakeover provisions. We do not intend to "opt out" of these antitakeover provisions of Delaware law. The laws of Washington, where our principal executive offices are located, also impose restrictions on some transactions between foreign corporations and significant stockholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with exceptions, from engaging in significant business transactions with an acquiring person for a period of five years after the acquisition, unless the transaction or acquisition of the shares is approved by a majority of the members of the target corporation's board of directors prior to the time of acquisition. A corporation may not "opt out" of this statute and, therefore, we anticipate this statute will apply to it. Depending on whether we meet the definition of a target corporation, Chapter 23B.19 of the WBCA may have the effect of delaying, deferring or preventing a change in control of Data Critical.

     In addition, we have adopted provisions in our certificate of incorporation that may discourage potential acquisition proposals and delay or prevent a change in control of Data Critical. These provisions include the following:

     . our board of directors may issue up to 3 million shares of preferred stock and determine the applicable powers, preferences and rights and the qualifications, limitations or restrictions of the stock, including voting rights, without any vote or further action by stockholders;

     .  our directors are elected to staggered three-year terms;

     .  stockholders cannot call special meetings;

     . the nomination of a Data Critical director or the taking of certain actions requires advance notice; and

     .  our stockholders cannot take action by written consent.

     In accordance with the above-described provisions, our board of directors adopted a stockholder rights plan on June 14, 2000. Upon any person so acquiring 20% or more of our common stock (other than in a transaction approved by the board of directors), the rights would entitle the holders (other than the acquiring holder) to acquire (by paying the then current Exercise Price) shares of our common stock having a market value equal to twice the then current Exercise Price. If after the rights become exercisable and we are subsequently acquired by another company or person, the rights would further entitle the holder to acquire shares of the common stock of the acquiring entity (by payment of the Exercise Price), again having a market value of twice the then current Exercise Price. The certificate of designations of our Series A participating Preferred Stock, which creates the purchase rights, has been filed as an exhibit to our registration statement dated July 12, 2000, and you should refer to that registration statement for the complete terms and conditions of the rights.

     Finally, we have entered into commercial agreements containing change-of-control provisions that may inhibit potential acquisitions of Data Critical. A change of control of Data Critical may result in the loss or material modification of some of our commercial agreements, including agreements that provide us with significant amounts of revenue or access to material technology. The loss of such contracts would make Data Critical less valuable, and thus less attractive to potential acquirors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which carry floating interest rates that increase or decrease according to changes in market interest rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to protect and preserve the value of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At March 31, 2001 we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as short-term investments, of $17.3 million, as compared to $19.9 million at December 31, 2000. We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments and our investment policies and procedures, we believe that interest rate fluctuations related to these financial instruments do not pose a material risk to us.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 8, 1999, our registration statement on Form S-1, file number 333-78059, became effective. The offering has terminated as a result of all of the shares offered being sold. The aggregate price of the shares of Data Critical common stock offered and sold was $40.3 million. After accounting for approximately $2.8 million in underwriting discounts and commissions and $932,000 in other expenses, we received proceeds of $36.5 million.

ITEM 6.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


   (a) The following documents are filed as a part of this report:

       (1)  Financial Statements                                                              Page

       Data Critical Corporation Consolidated Balance Sheets at March 31, 2001 and
       December 31, 2000....................................................................    3

       Data Critical Corporation Consolidated Statements of Operations for the three months
       ended March 31, 2000 and 2001........................................................    4

       Data Critical Corporation Consolidated Statements of Stockholders' Equity for the
       three months ended March 31, 2001....................................................    5

       Data Critical Corporation Consolidated Statements of Cash Flows for the three
       months ended March 31, 2001 and 2000.................................................    6

       Data Critical Corporation Notes to Consolidated Financial Statements.................    7

       (2)  Financial Statement Schedules

       All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

       (3)  Exhibits

  Number                                         Description
  ------                                         -----------
2.1(F)       Agreement and Plan of Merger, dated March 12, 2001, by and among Data Critical Corporation, Viper
             Acquisition Corp. and VitalCom Inc. (exhibit 2.1)

3.1(A)       Amended and Restated Certificate of Incorporation of Data Critical Corporation (exhibit 3.2)

3.2(A)       Amended and Restated Bylaws of Data Critical Corporation (exhibit 3.3)

3.3(D)       Amendment No. 1 to Amended and Restated Bylaws of Data Critical Corporation (exhibit 3.4)

3.4(B)       Certificate of Designations of Rights, Preferences and Privileges of Series A Participating
             Preferred Stock of Data Critical Corporation (exhibit 3.3)

4.1(C)       Rights Agreement, dated June 15, 2000, between Data Critical Corporation and ChaseMellon
             Shareholder Services, L.L.C. (exhibit 2.1)

10.1(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and ABS Capital Partners,
             L.P. (exhibit 10.1)

10.2(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and Warren J. Cawley
             (exhibit 10.2)

10.3(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and Stephen E. Hannah
             (exhibit 10.3)

10.4(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and Cheryl L. Isen
             (exhibit 10.4)

10.5(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and Frank T. Sample
             (exhibit 10.5)

10.6(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and Vertical Fund
             Associates, L.P. (exhibit 10.6)

10.7(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and Vertical Life
             Sciences, L.P. (exhibit 10.7)

10.8(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and Warburg, Pincus
             Ventures, L.P. (exhibit 10.8)

10.9(H)      Voting Agreement, dated March 12, 2001, by and among Data Critical Corporation, John R. Graham and
             The Graham Family Trust, John R. Graham and Linda VanHeusen Graham, Trustees (exhibit 9.9)

10.10(E)     Employment Letter Agreement, dated March 12, 2001, between Data Critical Corporation and Stephen E.
             Hannah (exhibit 10.9)

10.11(E)     Employment Agreement, dated March 12, 2001, between Data Critical Corporation and Frank T. Sample
             (exhibit 10.10)

10.12(F)     Employment Letter Agreement, dated March 7, 2001, between Data Critical Corporation and Richard L.
             Earnest (exhibit 10.1)

10.13(F)     Employment Letter Agreement, dated March 7, 2001, between Data Critical Corporation and Bradley R.
             Harlow (exhibit 10.2)

10.14(F)     Second Amendment to Employment Agreement, dated March 11, 2001, between Data Critical Corporation and Michael E. Singer (exhibit 10.3)

10.15(G)     Amendment No. 1 to Employment Agreement, dated March 6, 2001, between Data Critical Corporation and
             Robert A. May (exhibit 10.38)

10.16(G)     Letter Agreement, dated March 8, 2001, between Data Critical Corporation and Jeffrey S. Brown
             (exhibit 10.39)

10.17(I)*    Amendment to Patent License Agreement, dated September 30, 2000, between Data Critical Corporation and Fukuda Denshi Co. Ltd. (exhibit 10.1)

10.18        Data Critical Corporation 1999 Stock Option Plan (as amended on April 13, 2001)

----------------
* Confidential treatment has been requested for certain portions of this exhibit

(A) Incorporated by reference to the designated exhibit to Data Critical's registration statement on Form S-1, as amended (File No. 333-78059), filed on May 7, 1999.

(B) Incorporated by reference to the designated exhibit to Data Critical's quarterly report on Form 10-Q for the period ended June 30, 2000.

(C) Incorporated by reference to the designated exhibit to Data Critical's registration statement on Form 8-A filed on July 12, 2000.

(D) Incorporated by reference to the designated exhibit to Data Critical's quarterly report on Form 10-Q for the period ended September 30, 2000.

(E) Incorporated by reference to the designated exhibit to Data Critical's current report on Form 8-K filed on March 27, 2001.

(F) Incorporated by reference to the designated exhibit to Data Critical's current report on Form 8-K filed on March 27, 2001.

(G) Incorporated by reference to the designated exhibit to Data Critical's annual report on Form 10-K for the year ended December 31, 2000.

(H) Incorporated by reference to the designated exhibit to Data Critical's registration statement on Form S-4 (No. 333-59016) filed on April 16, 2001.

(I) Incorporated by reference to the designated exhibit to Data Critical's current report on Form 8-K filed February 9, 2001.

    (b)  Reports on Form 8-K

    On January 16, 2001 we filed a current report on Form 8-K with respect to our license agreement with Agilent Technologies, Inc.

    On January 23, 2001 we filed a current report on Form 8-K regarding a decrease in our outstanding shares of capital stock as a result of our stock repurchase plan.

    On February 9, 2001 we filed a current report on Form 8-K regarding an amendment of our license agreement with Fukuda Denshi Co., Ltd.

    On February 27, 2001 we filed a current report on Form 8-K with respect to the departure of Jeffrey S. Brown as president and chief executive officer and our announcement that Mr. Brown had become chairman of the board.

    On March 1, 2001 we filed a form 8-K/A containing the required financial statements and pro forma information relating to our acquisition of Physix, Inc.

    On March 27, 2001 we filed a current report on Form 8-K reporting that we had entered into employment agreements or amended employment agreements with certain senior executive officers.

    On March 27, 2001 we filed a current report on Form 8-K announcing our agreement to acquire VitalCom Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                              DATA CRITICAL CORPORATION
                              (Registrant)

Date: May 15, 2001


                              By:         /s/   Michael E. Singer
                                 ---------------------------------------------
                                              Michael E. Singer
                                 Executive Vice President and Chief Financial
                                       Officer (Authorized Officer and
                                         Principal Financial Officer)

                                 EXHIBIT INDEX

  Number                                                 Description
  ------                                                 -----------
2.1(F)       Agreement and Plan of Merger, dated March 12, 2001, by and among Data Critical Corporation, Viper
             Acquisition Corp. and VitalCom Inc. (exhibit 2.1)

3.1(A)       Amended and Restated Certificate of Incorporation of Data Critical Corporation (exhibit 3.2)

3.2(A)       Amended and Restated Bylaws of Data Critical Corporation (exhibit 3.3)

3.3(D)       Amendment No. 1 to Amended and Restated Bylaws of Data Critical Corporation (exhibit 3.4)

3.4(B)       Certificate of Designations of Rights, Preferences and Privileges of Series A Participating
             Preferred Stock of Data Critical Corporation (exhibit 3.3)

4.1(C)       Rights Agreement, dated June 15, 2000, between Data Critical Corporation and ChaseMellon
             Shareholder Services, L.L.C. (exhibit 2.1)

10.1(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and ABS Capital Partners,
             L.P. (exhibit 10.1)

10.2(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and Warren J. Cawley
             (exhibit 10.2)

10.3(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and Stephen E. Hannah
             (exhibit 10.3)

10.4(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and Cheryl L. Isen
             (exhibit 10.4)

10.5(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and Frank T. Sample
             (exhibit 10.5)

10.6(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and Vertical Fund
             Associates, L.P. (exhibit 10.6)

10.7(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and Vertical Life
             Sciences, L.P. (exhibit 10.7)

10.8(E)      Voting Agreement, dated March 12, 2001, between Data Critical Corporation and Warburg, Pincus
             Ventures, L.P. (exhibit 10.8)

10.9(H)      Voting Agreement, dated March 12, 2001, by and among Data Critical Corporation, John R. Graham and
             The Graham Family Trust, John R. Graham and Linda VanHeusen Graham, Trustees (exhibit 9.9)

10.10(E)     Employment Agreement, dated March 12, 2001, between Data Critical Corporation and Stephen E. Hannah
             (exhibit 10.9)

10.11(E)     Employment Letter Agreement, dated March 12, 2001, between Data Critical Corporation and Frank T.
             Sample (exhibit 10.10)

10.12(F)     Employment Letter Agreement, dated March 7, 2001, between Data Critical Corporation and Richard L.
             Earnest (exhibit 10.1)

10.13(F)     Employment Letter Agreement, dated March 7, 2001, between Data Critical Corporation and Bradley R.
             Harlow (exhibit 10.2)

10.14(F)     Second Amendment to Employment Agreement, dated March 11, 2001, between Data Critical Corporation and Michael E. Singer (exhibit 10.3)

10.15(G)     Amendment No. 1 to Employment Agreement, dated March 6, 2001, between Data Critical Corporation and
             Robert A. May (exhibit 10.38)

10.16(G)     Letter Agreement, dated March 8, 2001, between Data Critical Corporation and Jeffrey S. Brown
             (exhibit 10.39)

10.17(I)*    Amendment to Patent License Agreement, dated September 30, 2000, between Data Critical Corporation and Fukuda Denshi Co. Ltd. (exhibit 10.1)

10.18        Data Critical Corporation 1999 Stock Option Plan (as amended on April 13, 2001)

---------------
* Confidential treatment has been requested for certain portions of this exhibit.

(A) Incorporated by reference to the designated exhibit to Data Critical's registration statement on Form S-1, as amended (File No. 333-78059) filed on May 7, 1999.

(B) Incorporated by reference to the designated exhibit to Data Critical's quarterly report on Form 10-Q for the period ended June 30, 2000.

(C) Incorporated by reference to the designated exhibit to Data Critical's registration statement on Form 8-A, filed on July 12, 2000.

(D) Incorporated by reference to the designated exhibit to Data Critical's quarterly report on Form 10-Q for the period ended September 30, 2000.

(E) Incorporated by reference to the designated exhibit to Data Critical's current report on Form 8-K, filed on March 27, 2001.

(F) Incorporated by reference to the designated exhibit to Data Critical's current report on Form 8-K, filed on March 27, 2001.

(G) Incorporated by reference to the designated exhibit to Data Critical's annual report on Form 10-K for the year ended December 31, 2000.

(H) Incorporated by reference to the designated exhibit to Data Critical's registration statement on Form S-4 (No. 333-59016) filed on April 16, 2001.

(I) Incorporated by reference to the designated exhibit to Data Critical's current report on Form 8-K filed February 9, 2001.