Form 10-Q
period 2001-06-30
DATA CRITICAL CORP
filed 2001-08-14
CIK 941775

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

     For the quarterly period ended June 30, 2001

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

                         -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 17,961,159 shares of common stock, $.001 par value, at August 10, 2001.

================================================================================

                           DATA CRITICAL CORPORATION

                                    CONTENTS

                                                                                                    Page
                                                                                                    ----
                         PART I. FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.......................................................   3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...  11

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................  39

                          PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................  40

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................  40

ITEM 6.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........................  40


                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           DATA CRITICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                                                                         June 30,      December 31,
                                                                                           2001            2000
                                                                                      -------------    ------------
                                                                                       (Unaudited)
                               ASSETS
                               ------
Current Assets:
 Cash and cash equivalents...........................................................      $ 14,176        $ 19,948
 Accounts receivable, net of allowance of $540 and $283, respectively................         8,144           2,785
 Inventories, net....................................................................         4,891           2,113
 Prepaid expenses and other..........................................................           285             742
                                                                                           --------        --------
   Total current assets..............................................................        27,496          25,588
Note receivable from officer.........................................................           120             171
Investment in and advances to unconsolidated affiliate...............................           321           3,274
Property, equipment and software, net................................................         3,634           2,463
Intangible assets, net...............................................................        13,814          11,487
Other assets, net....................................................................           172             687
                                                                                           --------        --------
   Total assets......................................................................      $ 45,557        $ 43,670
                                                                                           ========        ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current Liabilities:
 Current portion of notes payable and capital leases.................................           140             147
 Accounts payable....................................................................         3,164           1,413
 Deferred revenues...................................................................         2,883           1,806
 Other current liabilities...........................................................         6,826           4,356
                                                                                           --------        --------
   Total current liabilities.........................................................        13,013           7,722
Notes payable and capital leases, net of current portion.............................            15              70
                                                                                           --------        --------
   Total liabilities.................................................................        13,028           7,792
                                                                                           --------        --------
Commitments and contingencies
Stockholders' Equity
 Preferred stock, $0.001 par value; 3,000,000 authorized, 0 issued
  and outstanding, respectively......................................................            --              --
 Common stock and additional paid-in capital, $.001 par value, 25,000,000 shares authorized; 17,118,240 and 12,019,695 shares issued and outstanding,
  respectively.......................................................................        90,620          77,823
 Treasury stock at cost; 811,217 and 707,167 shares, respectively....................        (2,151)         (1,909)
 Deferred compensation...............................................................        (1,414)         (1,029)
 Accumulated deficit.................................................................       (54,526)        (39,007)
                                                                                           --------        --------
   Total stockholders' equity........................................................        32,529          35,878
                                                                                           --------        --------
   Total liabilities and stockholders' equity........................................      $ 45,557        $ 43,670
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

                           DATA CRITICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                          For the                         For the
                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                    ---------------------           --------------------
                                                      2001          2000              2001        2000
                                                    --------      -------           --------     -------
Revenue.........................................    $  4,846      $ 4,616           $ 10,573     $ 8,321
Cost of revenue.................................       2,652        1,723              4,958       3,195
                                                    --------      -------           --------     -------
  Gross margin..................................       2,194        2,893              5,615       5,126
                                                    --------      -------           --------     -------
Operating expenses:
  Acquired in-process research and development..       2,800        2,800              2,800       2,800
  Research and development......................       1,802        1,508              3,349       2,786
  Sales and marketing...........................       1,363        2,128              2,950       3,685
  General and administrative....................       2,133        1,639              4,004       3,102
  Depreciation and amortization.................         875          418              1,684         651
  Restructuring.................................       3,450            -              3,450           -
                                                    --------      -------           --------     -------
     Total operating expenses...................      12,423        8,493             18,237      13,024
                                                    --------      -------           --------     -------
    Loss from operations........................     (10,229)      (5,600)           (12,622)     (7,898)
Loss on investments.............................      (3,250)           -             (3,250)          -
Interest income (expense), net..................         148          505                353         781
                                                    --------      -------           --------     -------
Net loss attributable to common stock...........    $(13,331)     $(5,095)          $(15,519)    $(7,117)
                                                    ========      =======           ========     =======

Basic and diluted loss per common share.........      $(1.01)      $(0.45)            $(1.23)     $(0.65)
                                                    ========      =======           ========     =======

Weighted average shares used to calculate basic
 and diluted loss per common share..............      13,214       11,228             12,578      10,906
                                                    ========      =======           ========     =======

        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (In thousands, except share amounts)
                                  (Unaudited)


                                              Common Stock
                                             and Additional
                                             Paid-in Capital
                                          ---------------------  Treasury     Deferred     Accumulated   Stockholders'
                                            Shares      Amount     Stock    Compensation     Deficit         Equity
                                          -----------  --------  ---------  -------------  ------------  --------------
Balance, December 31, 2000..............  12,019,695    $77,823   $(1,909)       $(1,029)     $(39,007)       $ 35,878
Common stock options and warrants
 exercised..............................      26,897         28        --             --            --              28
Common stock issued.....................      13,581        100         9             --            --             109
Common stock issued for VitalCom, Inc...   5,165,167     10,976        --             --            --          10,976
Common stock purchased for treasury, net    (107,100)        --      (251)            --            --            (251)
Assumption of VitalCom, Inc options.....          --        789        --             --            --             789
Deferred stock compensation.............          --        904        --           (904)           --              --
Amortization of deferred stock                    --         --        --            519            --             519
 compensation...........................
Net loss................................          --         --        --             --       (15,519)        (15,519)
                                          ----------    -------   -------        -------      --------        --------
Balance, June 30, 2001..................  17,118,240    $90,620   $(2,151)       $(1,414)     $(54,526)       $ 32,529
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

                           DATA CRITICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                            ------------------------
                                                                                              2001           2000
                                                                                            --------       ---------
Cash Flows From Operating Activities:
  Net loss................................................................................    $(15,519)     $(7,117)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization........................................................       1,843          721
     Amortization of deferred stock compensation..........................................         519          248
     Acquired in-process research and development.........................................       2,800        2,800
     Loss on investments..................................................................       3,250           --
     Loss on disposal of assets...........................................................         943           --
     Non cash interest charge.............................................................          16          186
     Issuance of common stock for compensation............................................          36           --
     Changes in assets and liabilities:
        Accounts receivable...............................................................        (937)      (1,507)
        Inventories.......................................................................        (382)        (348)
        Prepaid expenses and other current assets.........................................         485           95
        Accounts payable and other current liabilities....................................       1,311          549
        Deferred revenues.................................................................         250         (291)
                                                                                              --------      -------
           Net cash used in operating activities..........................................      (5,385)      (4,664)
                                                                                              --------      -------
Cash Flows From Investing Activities:
  Loan to Elixis Corporation..............................................................          --         (200)
  Cash paid in the acquisition of Elixis Corporation, net of cash acquired................          --          (85)
  Cash acquired in the acquisition of VitalCom Inc., net of cash paid.....................         332           --
  Repayment of notes to officers..........................................................          51           --
  Purchases of property and equipment.....................................................        (172)        (812)
  Other assets............................................................................        (385)         (15)
                                                                                              --------      -------
           Net cash used in investing activities..........................................        (174)      (1,112)
                                                                                              --------      -------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock and stock purchase option, net...................         100        9,984
  Purchase of treasury stock, net.........................................................        (251)          --
  Payment on lines of credit..............................................................          --          (45)
  Payment on notes payable and capital leases.............................................         (62)      (2,213)
                                                                                              --------      -------
           Net cash provided by financing activities......................................        (213)       7,726
                                                                                              --------      -------
Net increase in cash and cash equivalents.................................................      (5,772)       1,950
Cash and cash equivalents at beginning of period..........................................      19,948       33,976
                                                                                              --------      -------
Cash and cash equivalents at end of period................................................    $ 14,176      $35,926
                                                                                              ========      =======

Supplemental disclosure of non-cash investing and financing activity
  Cash paid for interest..................................................................    $     13      $    47
  Common stock issued to acquire Elixis Corporation.......................................          --      $ 2,441
  Common stock issued to acquire VitalCom Inc.............................................    $ 10,976           --

        The accompanying notes are an integral part of these statements.

                           DATA CRITICAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  The Company and Basis of Presentation

     Data Critical Corporation and its subsidiaries, Data Critical or the Company, designs, manufactures, markets, installs and supports wireless health information communication systems for use by caregivers. The Company's technology enables access to patient-specific vital signs and other diagnostic data. Its alarm notification systems transmit complex and time-critical patient data over a wireless network and enable remote access through either its proprietary interactive device, a personal computer or the Internet.

     Within the healthcare industry, the Company historically has focused on the hospital and physician markets and has derived substantially all of its revenue from two operating segments, Hospital Systems and Physician Systems. On May 2, 2001, the Company announced that it would undertake a restructuring of its operations to focus on its core business, Hospital Systems. After completion of the Company's acquisition of VitalCom Inc., the Company announced on June 15, 2001, that it would consolidate its headquarters and operations to its Tustin, CA facility, the current headquarters for the Company's VitalCom subsidiary, and would reduce its workforce further, to an approximate total of 210 employees. As of July 31, 2001, the Company had reduced its workforce to 242 employees. On July 19, 2001, the Company entered into a merger agreement with General Electric Company, or GE, pursuant to which GE agreed to purchase each outstanding share of Data Critical common stock for $3.75. As a result of the transaction, on August 13, 2001, the Company announced that it had suspended its consolidation and move of operations to Tustin in anticipation of its proposed acquisition by General Electric Company. If the Company is required to reimplement the consolidation, either because the proposed transaction with GE fails to occur or for any other reason, the fact that the consolidation has been suspended and reinitiated could result in a higher total cost of consolidation. In addition, the Company would be exposed to significant additional costs associated with the delay. Additionally, the Company currently contemplates closing or selling some or all of its Physician Systems business in connection with, or as a result of, the restructuring, notwithstanding the suspension of the consolidation of operations to Tustin.

     The Company distributes its non-OEM wireless alarm notification systems exclusively through Medtronic Physio-Control. The Company also relies on Medtronic Physio-Control for installation and follow-up services for those products. Medtronic Physio-Control guaranteed minimum end-user distribution targets and minimum payments in exchange for its exclusive distributorship. The Company sells its PatientNet suite of products through direct sales efforts. The Company also markets and sells its products through cross-marketing and OEM relationships with its strategic partners.

     Medtronic did not meet its minimum end-user distribution targets in the second quarter of 2001. At the end of the quarter, a $2.5 million invoice was billed to Medtronic for its minimum contractual obligations. To date, Medtronic has not paid this receivable to Data Critical and the matter is under dispute. Data Critical will not recognize these revenues until this dispute is resolved.

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. In the opinion of the Company's management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Form 10-K filed with the SEC on April 2, 2001.

2.  Summary of Significant Accounting Principles

     The financial statements consolidate the accounts of Data Critical Corporation and its majority owned subsidiaries. All intercompany transactions have been eliminated.

                           DATA CRITICAL CORPORATION

Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                                  June 30,     December 31,
                                               --------------  -------------
                                                         2001           2000
                                                       ------         ------
                                                      (In thousands)
   Purchased components......................          $3,860         $2,350
   Work in progress..........................             358             --
   Finished goods............................             673             42
                                                       ------         ------
                                                       $4,891         $2,392
                                                       ======         ======

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

                                                                    Six Months Ended
                                                                        June 30,
                                                                 -----------------------
                                                                   2001           2000
                                                                 -------       ---------
   Shares issuable under stock options and warrants.........     233,633       1,823,480

4.  Segment Reporting

     The Company evaluates the performance of its segments based on earnings before interest, taxes, depreciation and amortization, or EBITDA. EBITDA includes the allocation of certain corporate expenses to the segments. Segment data includes intersegment revenues. The table below presents information about reported segments for the six months ending June 30, 2001 and 2000 (in thousands).

                           DATA CRITICAL CORPORATION

                                                  Six Months Ended
                                                      June 30,
                                              ------------------------
                                               2001             2000
                                              -------          -------
  Hospital Systems
     Revenue.............................     $ 9,868          $ 7,892
     Operating income (loss).............         (27)             834

  Physician Systems
     Revenue.............................         705              429
     Operating loss......................      (1,466)          (2,112)

  Consolidated and Other
     Revenue.............................          --               --
     Operating loss......................      (3,186)          (3,160)
                                              -------          -------
  Consolidated Segment Totals
     Revenue.............................      10,573            8,321
     Operating loss......................     $(4,679)         $(4,438)
                                              =======          =======

     The following table reconciles consolidated segment operating loss to the Company's consolidated net loss.

                                                           Six Months Ended
                                                                June 31,
                                                      -------------------------
                                                         2001             2000
                                                      --------          -------
  Consolidated segment operating loss...............  $ (4,679)         $(4,438)
  Unallocated interest income, net..................       344              772
  Depreciation and amortization.....................    (1,684)            (651)
  Restructuring charges.............................    (3,450)              --
  Loss on equity investments........................    (3,250)              --
  Acquired in-process research and development......    (2,800)          (2,800)
                                                      --------          -------
     Net............................................  $(15,519)         $(7,117)
                                                      ========          =======

5.  Acquisitions

     On June 7, 2001 Data Critical acquired VitalCom Inc., a leading provider of wireless patient monitoring systems, pursuant to an Agreement and Plan of Merger by and among Data Critical, VitalCom and Viper Acquisition Corp., a wholly owned subsidiary of Data Critical. Pursuant to the merger agreement, Viper Acquisition Corp. merged with and into VitalCom and VitalCom survived the merger as a wholly owned subsidiary of Data Critical. At the effective time of the merger, each outstanding share of VitalCom common stock was exchanged for 0.62 shares of the Data Critical common stock, which resulted in the issuance of 5,165,167 shares of Data Critical common stock. In addition, Data Critical assumed outstanding employee options to purchase VitalCom common stock with the exercise price and number of shares subject to such options appropriately adjusted to reflect the common stock exchange ratio.

                           DATA CRITICAL CORPORATION

     This acquisition was accounted for as a purchase and, accordingly, the financial statements reflect valuation of all assets, including identifiable intangibles, at their estimated fair market values. VitalCom's results of operations are included in the accompanying statements of operations from the date of the acquisition. Under the purchase method of accounting, the purchase price is allocated to the net assets acquired based on their estimated fair value. The following represents the purchase price allocation for VitalCom (in thousands).

                                                 Purchase
                                                  Price
                                                Allocation
                                                ----------
Tangible Assets................................   $ 7,676
Product Technology.............................     3,000
Assembled Workforce............................       820
In-process research and development............     2,800
Goodwill.......................................       777
                                                  -------
 Total Consideration...........................   $15,073
                                                  =======

     The following unaudited pro forma information has been prepared assuming VitalCom had been acquired as of January 1, 2000. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of January 1, 2000. In addition, the pro forma information is not intended to be a projection of future results.

               Pro forma information                    Year Ended
               ---------------------                   December 31,
     (In thousands, except per share amounts)              2000
                                                       ------------
Revenue..............................................     $37,965
Net loss.............................................     $22,911
Loss per common share basic and diluted..............     $ (1.34)

6.  RESTRUCTURING CHARGE

      Primarily as a result of the acquisition of VitalCom and other acquisitions completed in 2000, during the second quarter of 2001 the Company adopted plans to restructure and consolidate operations, resulting in charges related to the consolidation of duplicate functions and activities. These actions resulted in a reduction of approximately 92 employees or approximately 34% of Data Critical's workforce. Reductions in force were spread across all of the Company's functions and locations. The restructuring also resulted in a reduction in total facilities, including the closing of our Seattle office, a partial closing of our Bothell facility and the impairment of certain assets.

      Restructuring charges are primarily comprised of costs associated with employee severance, cancellation of lease agreements, and impairments of abandoned technologies, property and equipment. These charges amounted to approximately $3.5 million for the quarter ended June 30, 2001. At June 30, 2001, current liabilities included approximately $2.2 million in connection with this restructuring.

     As of June 30, 2001, the following amounts were recorded (in thousands):

                                                                        Impairment    Abandonment
                                                                            of            and
                                                           Employee     technology   impairment of
                                                          severance        and        facilities,
                                                         and related    intangible    property and
                                                           expenses       assets       equipment      Total
                                                         -----------    ----------   -------------   -------
2001 restructuring charges                                  $1,463        $1,543            $444      $3,450
Write-offs/payments                                            241           993               3       1,237
                                                         ---------------------------------------------------
Restructuring accrual balance at June 30, 2001              $1,223        $  550            $441      $2,213
                                                         ===================================================

      The above provisions and related restructuring reserves are estimates based on the Company's current knowledge. Adjustments to the restructuring provisions may be necessary in the future based on further developments regarding restructuring related costs.

7.  Subsequent Events

     On July 19, 2001 Data Critical announced it had signed a definitive agreement to be acquired by the GE Medical Systems division of General Electric Company, or GE. Pursuant to an agreement and plan of merger by and among Data Critical, GE and Ether Merger Corp., an indirect wholly owned subsidiary of GE, Ether will merge with and into Data Critical and Data Critical will survive the merger as an indirect wholly owned subsidiary of GE. Data Critical stockholders will receive $3.75 per share payable in cash for each share of Data Critical common stock owned. The merger, which is subject to the approval of Data Critical stockholders, regulatory approvals and other customary conditions, is expected to be completed by the end of third quarter of 2001. In connection with the merger agreement, Data Critical granted GE an option to acquire newly issued shares of Data Critical common stock, representing 19.9% of its total shares outstanding, at the $3.75 per share. In addition, stockholders representing 33% of outstanding shares of Data Critical common stock have agreed, among other things, to vote their shares in favor of the proposed merger. The merger agreement has been approved by the board of directors of Data Critical.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     In this quarterly report on Form 10-Q, the words "Data Critical," "the Company," "we," "us," and "our" refer to Data Critical Corporation and its wholly owned subsidiaries. Some of our statements in this report are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and future financial performance and other statements that are not historical facts. We use words such as anticipates, believes, expects, future and intends, and similar expressions, to identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. You should not unduly rely on these forward-looking statements, which apply only as of the date of this report. Data Critical assumes no obligation to update any forward-looking statements contained in this report. Our actual results could differ significantly from those anticipated in the forward-looking statements for many reasons, including the risks described under "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price" on page 23 of this report.

Overview

     We commenced operations in April 1993 to develop healthcare communications solutions for caregivers needing immediate notification of, and response to, time-critical patient data. From 1993 through 1996, the majority of our effort focused on expanding our research and development efforts, refining our business plan and developing industry and strategic plans.

     We commercially launched StatView in early 1998. StatView provided our primary source of revenue for 1998, 1999 and 2000, and we anticipate that it will continue to represent a substantial portion of our revenue for the next 12 to 18 months. We commercially launched AlarmView and FlexView in 2000.

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

     Our reportable segments are composed of two divisions:

     . Hospital Systems -- that portion of our business composed of designing, manufacturing, marketing and servicing technologies for use primarily within the hospital environment is classified as the Hospital Systems segment; and

     . Physician Systems -- that portion of our business composed of designing, manufacturing, marketing and servicing hand-held and Internet-based wireless technologies for use by physicians and other healthcare professionals environment is classified as the Physician Systems segment.

     On May 2, 2001, we announced that we would undertake a restructuring of our operations to focus on our core business, Hospital Systems. After completion of our acquisition of VitalCom Inc., described below, we announced on June 15, 2001, that we would consolidate our headquarters and operations to our Tustin, CA facility, the current headquarters for our VitalCom subsidiary, and would reduce our workforce further, to an approximate total of 210 employees. As of July 31, 2001, we had reduced our workforce to 242 employees.

     On July 19, 2001, we announced that we had signed a definitive agreement to be acquired by the GE Medical Systems division of GE. Holders of shares of our common stock will receive $3.75 per share payable in cash for each share held. The transaction, which is subject to stockholder and regulatory approvals and other customary conditions, is expected to be completed by the end of third quarter of 2001. In connection with the definitive agreement, we granted GE an option to acquire newly issued shares of our common stock representing 19.9% of our total outstanding shares, at an exercise price of $3.75 per share. In addition, stockholders representing 33% of our total outstanding shares have agreed, among other things, to vote their shares in favor of the proposed transaction. The agreement has been approved by our board of directors.

     As a result of the proposed transaction, on August 13, 2001, we announced that we had suspended our consolidation and move of operations to Tustin. If the Company is required to reimplement the consolidation, either because the proposed transaction with GE fails to occur or for any other reason, the fact that the consolidation has been suspended and reinitiated could result in a higher total cost of consolidation. In addition, the Company would be exposed to significant additional costs associated with the delay.

     We anticipate that the percentage of our revenue and expenses attributable to our Physician Systems business will decrease as a result of both our acquisition of VitalCom as well as the related restructuring, if it occurs. For the six month period ending June 30, 2001, the percentage of our revenue attributable to Physician Systems was 6.7%, compared to 5.1% during the same period in 2000. We are currently contemplating closing or selling some or all of our Physician Systems business in connection with, or as a result of, the restructuring, notwithstanding the suspension of our consolidation of operations to Tustin.

     On June 7, 2001 we acquired VitalCom Inc. pursuant to an agreement and plan of merger by and among Data Critical, VitalCom and Viper Acquisition Corp., a wholly owned subsidiary of Data Critical. Pursuant to the merger agreement, Viper Acquisition Corp. merged with and into VitalCom and VitalCom survived the merger as a wholly owned subsidiary of Data Critical. At the effective time of the merger, each outstanding share of VitalCom common stock was exchanged for
0.62 shares of our common stock, which resulted in the issuance of 5,165,167 shares of our common stock. In addition, outstanding employee options to purchase VitalCom common stock were assumed by Data Critical, with the exercise price and number of shares subject to such options appropriately adjusted to reflect the common stock exchange ratio.

     This acquisition was accounted for as a purchase transaction including the acquisition of VitalCom technology and the hiring of approximately 132 employees. In the second quarter of 2001, we wrote off $2.8 million of in-process research and development in connection with the VitalCom acquisition.

     In 1991, VitalCom introduced its computer network for ECG data, providing acquisition, interpretation and distribution of patient ECG information. VitalCom's OpenNet application, introduced in the first half of 1996, expanded VitalCom's network capability to multi-parameter applications by wirelessly collecting patient information from other manufacturers' patient monitoring and life support equipment. In November 1997, VitalCom introduced its SiteLink application, which allows a tertiary hospital to link its enterprise wide patient monitoring system to one at a remote facility via fractional T-1 lines or other common WAN infrastructures. In July 2000, VitalCom announced a new patent pending suite of products--the "PatientNet Wireless Network(TM)", to be sold by its direct sales force and through its OEM channels. These new products utilize elements of micro-cellular telephone technology and wireless LAN technology to obtain physiological data from patients in a highly secure and reliable data link and transport that data back to a central control center using standard Ethernet protocols and architecture. In addition, PatientNet wireless network transmits in the 608-614 WMTS (Wireless Medical Telemetry Service) protected medical band, which the FCC in 2000 dedicated for exclusive use by medical telemetry and radio astronomy.

     In connection with the VitalCom acquisition, we conducted a valuation of the assets acquired from VitalCom, including core technology, assembled workforce and in-process research and development, utilizing the following major assumptions: the revenue and margin contribution of each technology (in-process and future yet-to-be defined); the percentage of carryover of technology from products under development and products scheduled for development in the future; the expected life of the technology; anticipated module development and module introduction schedules; revenue forecasts, including expected aggregate growth rates for the business as a whole and expected growth rates for the internet content provider industry; forecasted operating expenses, including selling, general and administrative expenses, as a percentage of revenues; and a rate of return of 22.5% utilized to discount to present value the cash flows associated with the in-process technologies.

     As of the date of acquisition, we estimated that the PatientNet and other acquired technologies were 60% completed. The percentage completed pre-acquisition for this technology was based primarily on the evaluation of three major factors: time-based data, cost-based data, and complexity-based data.

     As a part of the valuation discussed above management estimates and assumptions were made. While we believe that the assumptions were made in good faith and were reasonable when made, such estimates and assumptions remain largely untested, as the technology is not yet in service and the other products have been in service for only a limited period of time. Accordingly, our estimates and assumptions may prove to be inaccurate, and we may not realize the revenues, gross profit, growth rates, expense levels or other variables set forth in such estimates and assumptions. See "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price."

     Shortly after completion of the VitalCom acquisition, we estimated the cost to complete initial development and integration of this technology to be approximately $2.3 million. The magnitude of development efforts needed to complete these initial developments is periodically reviewed by us. See "Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price."

     The PatientNet technology must be developed in a manner compatible with the changing protocols and standards that are emerging in the industry, and will be greatly influenced by emerging trends, protocols and standards.

     We are currently unable to quantify the impact of the PatientNet technology on the Company's current and future results of operations, liquidity and capital resources. However, we anticipate that sales of PatientNet, along with sales of StatView, products will comprise a substantial portion of our revenues in the next 12 to 18 months.

     We anticipated receiving a number of synergies as a result of the VitalCom acquisition, including gaining knowledgeable staff and acquiring products and services at least partially developed, which together may reduce time-to-market for subsequent wireless product development and implementation. We anticipate that any successful wireless products or services will, when generating material revenues, yield economies of scale in company-wide selling, general and administrative expenses. However, there can be no assurance that we will realize any of such benefits. See "Important Factors That may Affect Our Business, Our Results of Operations and Our Stock Price."

     For the year ended December 31, 2000, substantially all our Hospital Systems revenues were derived through:

     .  direct sales by our sales and marketing force (approximately 80%); and

     . OEM sales and sales through strategic partner alliances (approximately 17%).

     Prior to January 1, 2001 we distributed our Hospital Systems products through our direct sales force and our third party OEM relationships. Pursuant to our strategic distribution alliance with Medtronic Physio-Control, we have changed our method of distribution of Hospital Systems products and services and no longer utilize a direct sales force, except for distribution of our VitalCom products. We expect that revenues related to our Hospital Systems will continue to be generated primarily by our Strategic Partners and, therefore, our success will substantially depend on the efforts of these third-parties. For the six months ended June 30, 2001, the breakdown of sources for our Hospital Systems revenues were as follows:

     .  direct sales by our sales and marketing force (approximately 43%); and

     . OEM sales and sales through strategic partner alliances (approximately 57%).

Results of Operations

     The following table sets forth for the periods indicated the percentage of revenue of certain line items included in Data Critical's statement of operations:

                                                          Three Months                 Six Months
                                                             Ended                       Ended
                                                            June 30,                    June 30,
                                                    ------------------------     -------------------------
                                                       2001          2000          2001            2000
                                                    ----------     ---------     ---------     -----------
Revenue                                                  100.0%        100.0%        100.0%          100.0%
Cost of revenue                                           54.7%         37.3%         46.9%           38.4%
                                                    ----------     ---------     ---------     -----------
      Gross margin                                        45.3%         62.7%         53.1%           61.6%
                                                    ----------     ---------     ---------     -----------
Operating expenses:
   Acquired in-process R&D                                57.8%         60.7%         26.5%           33.6%
   Research and development                               37.2%         32.7%         31.7%           33.5%
   Sales and marketing                                    28.1%         46.1%         27.9%           44.3%
   General and administrative                             44.0%         35.5%         37.9%           37.3%
   Depreciation and amortization                          18.1%          9.1%         15.9%            7.8%
   Restructuring charges                                  71.2%          0.0%         32.6%            0.0%
                                                    ----------     ---------     ---------     -----------
      Total operating expenses                           127.4%        123.3%        113.4%          122.9%
                                                    ----------     ---------     ---------     -----------
      Loss from operations                               -82.1%        -60.7%        -60.3%          -61.3%

Interest income                                            3.1%          4.4%          3.3%            9.4%
                                                    ----------     ---------     ---------     -----------
      Net loss                                           -79.1%        -56.2%        -56.9%          -51.9%
                                                    ==========     =========     =========     ===========

     Revenues

     The following table presents our total revenues for the three and six months ended June 30, 2001 and 2000 (in millions, except percentages):

                                    Three Months Ended                       Six Months Ended
                                         June 30,                                June 30,
                             --------------------------------      ------------------------------------
                                  2001              2000                 2001                2000
                             --------------    --------------      ----------------     ---------------
Revenues
Hospital Systems..........   $ 4.5    93.7%    $ 4.5    97.6%      $  9.9     93.3%     $ 7.9     94.9%
Physician Systems.........     0.3     6.3%      0.1     2.4%         0.7      6.7%        .4      5.1%
                             -----             -----               ------               -----
    Total Revenues........   $ 4.8   100.0%    $ 4.6   100.0%      $ 10.6    100.0%     $ 8.3    100.0%
                             =====             =====               ======               =====

Hospital Systems Revenues


     Through December 31, 2000, we primarily sold our Hospital Systems products and services through a national direct field sales force, co-marketing alliances with strategic partners and OEM arrangements. Our direct sales force regularly worked together with the sales teams of our strategic partners, in particular Agilent, Siemens and Welch Allyn Protocol. Effective January 1, 2001, Medtronic Physio-Control became the exclusive non-OEM distributor of our wireless alarm notification systems for in-hospital use. Our agreement with Medtronic Physio-Control significantly changes our business model from a strategy of direct distribution of our hospital alarm notification products to a heavy reliance on third-party distribution. We expect to sell our alarm notification products through our OEM relationships.

     In addition, through our VitalCom subsidiary we market our PatientNet suite of products through direct sales calls, product demonstration at select reference sites, on-site product evaluations, participation in trade shows and advertising in trade publications. We market PatientNet suite of products to OEMs (notably Datascope) though expansion of existing product offerings, sales calls and participation in trade shows.

     For the three months ended June 30, 2001, revenues from sales of Hospital Systems products and services were $4.5 million virtually unchanged from the same period in 2000. Data Critical's distribution partner, Medtronic Physio-Control, did not meet its minimum end-user distribution targets in the second quarter of 2001. At the end of the quarter, a $2.5 million invoice was billed to Medtronic for its minimum contractual obligations. To date, Medtronic has not paid this receivable to Data Critical and the matter is under dispute. Data Critical will not recognize these revenues until this dispute is resolved. This decline was offset by $1.4 million through our acquisition of VitalCom and $1.1 million through our acquisition of Paceart.

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

     For the six months ended June 30, 2001, revenues from sales of Hospital Systems products and services increased from $7.9 million to $9.9 million, or approximately 25% over the comparable period of 2000. Of this increase, we incurred a $1.5 million decline in sales of our Hospital View Family systems through direct and OEM sales, strategic partner sales and other miscellaneous hospital revenue. This decline was offset by $1.4 million through our acquisition of VitalCom and $2.1 million through our acquisition of Paceart.

Physician Systems Revenues

     Revenues from sales of our Physician Systems products and services consist primarily of sales of subscriptions to our WebChart product and wireless and handheld applications including PocketChart and services associated with those products. Subscription fees consist of recurring charges primarily from users of our Internet-based, wireless and application service provider, or ASP, products. Service fees consist of installation services and support contracts for our Physician Systems products.

     For the three months ended June 30, 2001, revenues from sales of Physician Systems products and services increased from $113,000 to $306,000, or approximately 171% over the comparable period of 2000. For the six months ended June 30, 2001, revenues from sales of Physician Systems products and services increased from $428,000 to $705,000, or approximately 65% over the comparable period of 2000. Because of competitive pressures and the start-up nature of our Physician Systems business, our revenues and operating margins remain minimal.

     Due to our recently announced restructuring, we anticipate that the percentage of our revenue attributable to our Physician Systems products will decrease. For the six month period ending June 30, 2001, the percentage of our total revenue attributable to Physician Systems was 6.7%, compared to 5.1% during the comparable period in 2000. We are currently contemplating closing or selling some or all of our Physician Systems business in connection with, or as a result of, the restructuring.

     We currently hold an account receivable in the amount of $872,000 that is due and payable by our strategic partner Edwards Lifesciences. Edwards Lifesciences has indicated that it disputes the amount owed. We are currently considering alternatives for collection of this account payable. An inability to collect on this account would reduce our net revenue and would decrease the absolute and relative amount of our Physician Systems revenues.

Deferred Revenues

     Deferred revenue was $2.9 million at June 30, 2001 and $1.8 million at June 30, 2000. Our deferred revenue results primarily from the recognition of Hospital Systems products shipped but not installed as well as software maintenance fees. We recognize revenue that had been deferred upon shipment when the system is installed and we generally recognize software maintenance agreement revenue over one-year terms. The increase in deferred revenue is primarily a result of our acquisition of VitalCom. We expect that deferred revenue from both system installations and software maintenance agreements will represent a smaller percentage of revenue in future periods as a result of our recent distribution alliance with Medtronic Physio-Control and will be offset through direct sales of products through our VitalCom subsidiary.

Operating Expenses

     The following table and related discussion highlights our operating expenses for the three and six months ended June 30, 2001 and 2000 (in thousands, except percentages).

                                                Three Months Ended                      Six Months Ended
                                                     June 30,                               June 30,
                                        ---------------------------------     ------------------------------------
                                             2001               2000                2001                 2000
                                        ---------------------------------     ------------------------------------
Revenue                                 $4,846     100%    $4,616     100%    $10,573     100%     $ 8,321     100%
Cost of revenue                          2,652      55%     1,723      37%      4,958      47%       3,195      38%
                                        ---------------------------------     ------------------------------------
       Gross margin                      2,194      45%     2,893      63%      5,615      53%       5,126      62%
                                        ---------------------------------     ------------------------------------

Operating expenses:
   Research and development              1,802      37%     1,508      33%      3,349      32%       2,786      33%
   Sales and marketing                   1,363      28%     2,128      46%      2,950      28%       3,685      44%
   General and administrative            2,133      44%     1,639      36%      4,004      38%       3,102      37%
   Depreciation and amortization           875      18%       418       9%      1,684      16%         651       8%
                                        ---------------------------------     ------------------------------------
       Total operating expenses          6,173     127%     5,693     123%     11,987     113%      10,224     123%
                                        ---------------------------------     ------------------------------------

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

     For the three months ended June 30, 2001, the combined cost of revenues for Hospital Systems and Physician Systems increased from $1.7 million to $2.7 million, or approximately 59% over the comparable period in 2000. As a percentage of revenue gross margins were 46% for our Hospital Systems business and 30% for our Physician Systems business. The decrease in gross margin of 45% for the 3 months ended June 30, 2001 from 63% in the comparable period of 2000 was greater than expected due to product mix, transitional and contractual issues under our new distribution alliance with Medtronic Physio-Control, marginally offset by higher margins from our Paceart business, 61%, and VitalCom, 57%. In addition to purchasing alarm notification systems, our strategic partners purchased licenses with higher margins in order to satisfy their obligations to us. For the three months ended June 30, 2001, our margin dollar contribution was 96% from Hospital Systems and 4% from Physician Systems.

     For the six months ended June 30, 2001, the combined cost of revenues for Hospital Systems and Physician Systems increased from $2.7 million to $4.5 million, or approximately 67% over the comparable period in 2000. As a percentage of revenue gross margins were 54% for our Hospital Systems business and 31% for our Physician Systems business. The decrease in gross margin of 53% for the 6 months ended June 30, 2001 from 62% in the comparable period of 2000 was due to product mix, transitional and contractual issues under our new distribution alliance with Medtronic Physio-Control, marginally offset by higher margins from our Paceart business, 59%, and VitalCom, 57%. In addition to purchasing alarm notification systems, our strategic partners purchased licenses with higher margins in order to satisfy their obligations to us. For the six months ended June 30, 2001, our margin dollar contribution was 96% from Hospital Systems and 4% from Physician Systems.

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

     For the three months ended June 30, 2001, research and development expenses for Hospital Systems business and Physician Systems business combined increased from $1.5 million to $1.8 million, or approximately 20% over the comparable period in 2000. Of these expenses, $1.5 million, or 83%, related to our Hospital Systems business while $300,000, or 17%, related to our Physician Systems business. This increase in total research and development expenses was primarily due to the incremental effect of assets and companies acquired during 2000 and 2001, as well as an increase in the number of technical employees required to support additional growth in the number of products and services. Research and development expenses represented 37% of total revenues for the period ended June 30, 2001 compared to 33% of total revenues for the comparable period of 2000. This increase in research and development expenses as a percentage of total revenues reflects our decreased revenues.

     For the six months ended June 30, 2001, research and development expenses for Hospital Systems business and Physician Systems business combined increased from $2.8 million to $3.3 million, or approximately 18% over the comparable period in 2000. Of these expenses, $2.4 million, or 73%, related to our Hospital Systems business while $0.9 million, or 27%, related to our Physician Systems business. This increase in total research and development expenses was primarily due to the incremental effect of assets and companies acquired during 2000, as well as an increase in the number of technical employees required to support additional growth in the number of products and services. Research and development expenses represented 32% of total revenues for the period ended June 30, 2001 compared to 33% of total revenues for the comparable period of 2000. This increase in research and development expenses as a percentage of total revenues reflects our decreased revenues.

     Our VitalCom subsidiary, prior to its acquisition by Data Critical, historically spent substantial portions of its revenue on research and development expenses. We anticipate that our research and development costs could rise, in both absolute and relative terms, as a result of our acquisition of VitalCom. This increase in research and development costs may be offset by savings achieved through our proposed restructuring and consolidation of operations.

Sales and Marketing

     Sales and marketing expenses include costs to acquire and retain users of our products and services, the operating expenses associated with our company-wide ongoing sales and marketing efforts, and other general marketing costs to support our products and services. Expenses include personnel, sales commissions, trade show and advertising expenses, telecommunications costs and consulting fees. As a result of our acquisition of VitalCom, costs associated with sales of our PatientNet product will likely result in an overall increase in direct sales costs.

     For the three months ended June 30, 2001, sales and marketing expenses for our Hospital Systems business and our Physician Systems business combined decreased from $2.1 million to $1.4 million, or approximately 33% over the comparable period in 2000. As a percentage of revenues for the period ended June 30, 2001, sales and marketing expenses were 28%, compared to 46% of total revenues for the comparable period in 2000 as a result of the decrease in our sales and marketing expenses. The overall decline in sales and marketing expenses for our Hospital Systems business was a result of our distribution alliance with Medtronic Physio-Control. These declines were offset by approximately $623,000 of expenses incurred in acquisitions that occurred subsequent to the second quarter of 2000.

     For the six months ended June 30, 2001, sales and marketing expenses for our Hospital Systems business and our Physician Systems business combined decreased from $3.7 million to $3.0 million, or approximately 19% over the comparable period in 2000. As a percentage of revenues for the period ended June 30, 2001, sales and marketing expenses were 28%, compared to 44% of total revenues for the comparable period in 2000 as a result of the increase in our total revenues. The overall increase in sales and marketing expenses were primarily a result of $852,000 in additional expenses incurred from acquisitions subsequent to the first six months of 2000.

     We expect sales commissions related to our Hospital Systems alarm notification products to increase as a result of our acquisition of VitalCom.

General and Administrative

     General and administrative expenses consist primarily of costs related to the finance, administrative and other personnel functions necessary to support our business. We believe general and administrative expenses will continue to increase as we expand staff and incur professional accounting, finance and legal expenses.

     For the three months ended June 30, 2001, general and administrative expenses for our Hospital Systems business and Physician Systems business combined increased from $1.6 million to $2.1 million, or 31% over the comparable period in 2000. Approximately $270,000 of the increase in general and administrative costs resulted from acquisitions completed subsequent to the second quarter of 2000. The additional $500,000 in general and administrative expenses, are general increases for such items as fees for commercial and director and officer insurance, professional accounting, finance and legal services associated with compliance with public reporting requirements and other strategic initiatives.

     For the six months ended June 30, 2001, general and administrative expenses for our Hospital Systems business and Physician Systems business combined increased from $3.1 million to $4.0 million, or 29% over the comparable period in 2000. Approximately $521,000 of the increase in general and administrative costs resulted from acquisitions completed subsequent to the second quarter of 2000. The additional $380,000 in general and administrative expenses, are general increases for such items as fees for commercial and director and officer insurance, professional accounting, finance and legal services associated with compliance with public reporting requirements and other strategic initiatives.

Depreciation and Amortization

     Combined depreciation and amortization expense for Hospital Systems and Physician Systems increased to $896,000 for the three months ended June 30, 2001, compared to $418,000 for the same period in 2000. The increase during 2001 resulted primarily of goodwill amortization from our acquisition of Elixis in April 2000 and our acquisition of Paceart in September 2000.

     Combined depreciation and amortization expense for Hospital Systems and Physician Systems increased to $1.7 million for the six months ended June 30, 2001, compared to $651,000 for the same period in 2000. The increase during 2001 resulted primarily of goodwill amortization from our acquisition of Elixis in April 2000 and our acquisition of Paceart in September 2000.

     We expect an increase in depreciation and amortization as a result of our acquisition of VitalCom.

Restructuring

     Primarily as a result of the merger and acquisitions completed in 2000 and 2001, we adopted certain restructuring plans during the quarter ended June 30, 2001. The restructuring plans resulted in restructuring charges related to the consolidation of duplicate functions and activities. These actions resulted in a reduction of approximately 92 employees or approximately 34% of the workforce, across essentially all of our personnel functions and locations, a reduction in total facilities, including the closing of our Seattle facility, a partial closing of our Bothell offices and the impairment of certain assets in accordance with SFAS 121. Restructuring charges are primarily comprised of costs associated with employee severance, cancellation of lease agreements, and impairments of abandoned technologies and property and equipment. These charges amounted to approximately $3.5 million for the quarter ended June 30, 2001. At June 30, 2001, approximately $2.2 million relating to these programs was included in current liabilities.

Investment losses

     In the fourth quarter of 2000, we invested $3.3 million in a private company, PocketScript, Inc. We account for this investment at cost unless circumstances indicate the carrying amount of the investment may not be recoverable. With respect to investments in non-public companies, our management performs on-going reviews based on quantitative and qualitative measures. In evaluating its non-public company investments, management determined a range of market values based on a combination of the following valuation methods where applicable: recent funding rounds; changes in investment's market value since the date of investment relative to the non-public company's stock price, the value of comparable companies, the NASDAQ composite index, a composite of companies that operate within the non-public company's industry and market price multiples of comparable companies. The fair value of PocketScript was determined from the range of possible values, after considering the strength of PocketScript's financial position, future prospects and risk profile of the company. During the second quarter of 2001, the Company recorded a non-cash impairment charge of approximately $3.3 million related to its investment in PocketScript. As a result, investment losses were $3.3 million for the three months ended June 30, 2001. There was no such loss for the same period in 2000.

Interest Income, Net

     Interest income, net consists of interest income net of interest expense. For the three months ended June 30, 2001, interest income, net was $148,000, a decrease of $57,000, or 28%, compared to the same period in 2000. The decrease occurred because our average balances of our cash, cash equivalents and short-term investments declined from 2000 to 2001.

     For the six months ended June 30, 2001, interest income, net was $353,000, a decrease of $428,000 or 55% compared to the same period in 2000. The decrease occurred because our average balances of our cash, cash equivalents and short-term investments declined from 2000 to 2001. During the 12 month period between July 1, 2000 and June 30, 2001 we used approximately $21.8 million in cash, net.

Liquidity and Capital Resources

     The following table shows our net operating loss before depreciation and amortization (in thousands):

                                                                                          June 30,
                                                                              -------------------------------
                                                                                   2001              2000
                                                                              -------------      ------------
   Net operating loss......................................................     $(15,519)           $(7,117)
   Depreciation and amortization...........................................        1,684                651
                                                                                --------            -------
   Net operating loss before depreciation and amortization.................     $(13,835)           $(6,466)
                                                                                ========            =======

     The following table and related discussion highlights our cash flows for the six months ended June 30, 2001 and 2000 (in thousands):

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                   --------------------------------
                                                                                       2001               2000
                                                                                   -------------      -------------
   Net cash used in operating activities...................................           $(5,385)           $(4,664)
   Net cash used in investing activities...................................              (174)            (1,112)
   Net cash provided by financing activities...............................              (213)            (7,726)

     As of June 30, 2001, we had $14.2 million of cash and cash equivalents, down from $19.9 million as of December 31, 2000. The net $5.7 million decrease was comprised of $5.4 million used in operating activities, $174,000 used in investing activities and $213,000 used in financing activities. Working capital decreased $3.4 million to $14.5 million as of June 30, 2001 from $17.9 million at December 31, 2001.

     As of June 30, 2001, our principal commitments consisted of obligations outstanding under operating leases. Since inception, we have satisfied our liquidity needs primarily from the net proceeds of approximately $64.7 million generated through private and public sales of common and preferred stock and, to a lesser extent, from bank borrowings and advance deposits received from customers on open order.

     Net cash used in operating activities was $5.4 million during the six months ended June 30, 2001 and $4.7 million in the comparable period in 2000. Net cash used in operating activities for each of these periods consisted primarily of net losses reduced by the noncash effect of assumed in process research and development and write offs of investments, and increases in accounts receivable, inventories, prepaid expenses and other current assets partially offset by changes in accounts payable and other current liabilities, deferred revenue and depreciation and amortization.

     Net cash used in investing activities was $174,000 during the six months ended June 30, 2001, and $1.1 million in the comparable period in 2000. Investing activities in the second quarter of 2001 included a $52,000 repayment by one of our officers of a loan from Data Critical, offset by $54,000 in purchases of property and equipment and $363,000 in payments related to the pending acquisition of VitalCom. Investing activities in the second quarter of 2000 included a $200,000 advance to Elixis Corporation, a company we acquired in April 2000, and approximately $264,000 for the purchase of property and equipment.

     Net cash used in financing activities was $213,000 during the six months ended June 30, 2001, and net cash provided by financing activities was $7.7 million for the same period in 2000. Financing activities in the second quarter of 2001 included $100,000 in proceeds from issuances of common stock offset by $251,000 for repurchases of our common stock and $22,000 for payments on capital leases. Financing activities in the second quarter of 2000 included $70,000 in proceeds from issuance of common stock offset by $43,000 for payments on lines of credit and $1.1 million for payments on notes payable and capital leases.

     As of June 30, 2001 we have repurchased a total of 811,217 shares of our outstanding common stock at an aggregate purchase price of approximately $2.2 million or $2.71 per share. We may continue to make repurchases pursuant to the program, which would affect our liquidity and earnings per share.

     We currently anticipate that we will continue to experience an increase in our operating expenses as we enter new markets for our products and services, increase our marketing activities, increase our research and development spending, develop new distribution channels, expand our infrastructure, and improve our operational and financial systems. These operating expenses will consume a significant amount of our cash resources. Management believes that our current cash balances and our anticipated revenue growth will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through 2001. Our projections of future cash needs and cash flows, however, are subject to substantial uncertainty. Factors that may affect our future capital requirements include, among others, the value of our investments, our decreased stock option value and purchases made pursuant to our stock repurchase program. If current cash and cash that may be generated from future operations are insufficient to satisfy our liquidity requirements, we may need to seek additional funds through public or private equity financing, or from other sources, including the sale of certain of our assets. However, we may be unable to obtain adequate or favorable financing, and any financing we obtain may dilute the ownership interest of our shareholders prior to the financing. In addition, we may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity.

     Another factor that may affect our revenue and our revenue growth is our reliance on third parties for sales of our product. We planned to derive a substantial portion of our revenue in 2001 from our recent agreements with Medtronic Physio-Control and Agilent. If either of these parties fail to perform as expected, our revenue will decrease and our liquidity will be negatively affected. In such event, we may be required to reduce our planned capital expenditures, such as for research and development, sell some or all of our assets, or cease doing business.

     The percentage of our revenue attributable to sales to or through Medtronic and Agilent was 52% for the six months ended June 30, 2001. Accordingly, as anticipated, we have derived a substantial portion of our revenue so far in 2001 from sources other than direct sales. As a result of our recent acquisition of VitalCom, however, we anticipate that direct sales of our PatientNet suite of products will cause an increase in the amount and percentage of our revenues attributable to direct sales by our sales and marketing force.

     Data Critical's distribution partner, Medtronic Physio-Control, did not meet its minimum end-user distribution targets in the second quarter of 2001. At the end of the quarter, a $2.5 million invoice was billed to Medtronic for its minimum contractual obligations. To date, Medtronic has not paid this receivable to Data Critical and the matter is under dispute. Data Critical will not recognize these revenues until this dispute is resolved. This resulted in a shortfall of $2.5 million in anticipated revenue for the second quarter of 2001.

     In addition, we recognized a non-cash loss of $3.3 million on decreased value in equity investments, all of which was attributable to a write-down of our investment in PocketScript.

Lines of Credit; Notes Payable

     We have two standby letters of credit of approximately $170,000 each, secured by certificates of deposit. As of June 30, 2001, no borrowings were outstanding under these lines of credit. The instruments were issued to provide collateral for our lease of our Bothell, Washington facility. These certificates automatically renew each March and December for as long as the letters of credit are in place and we maintain adequate cash reserves for collateralization.

     We have a lease line of credit for up to $1.0 million, comprised of $800,000 to finance equipment and $200,000 to finance equipment, leasehold improvements and software. No additional advances under the lease line are available. Advances were payable over 36 months in equal installments. We had outstanding borrowings of $76,000 as of June 30, 2001. As part of this lease line, the lender received a warrant to purchase 12,500 shares of our Series D preferred stock at an exercise price of $4.00 per share. This warrant, which became exercisable for 12,500 shares of our common stock upon completion of our initial public offering, expires on November 9, 2005.

     Additionally in April 1999, we established a finance lease facility totaling $214,000. The finance lease agreements were funded in three installments from April to August 1999 and were secured by the leased property. The leases are payable in 36 equal installments plus 16.6% interest on the declining balances. We had outstanding borrowings of $76,000 as of June 30, 2001.

     As of June 30, 2001, our principal commitments consisted of obligations outstanding under operating leases. We lease approximately 17,000 square feet in a single facility located in Bothell, Washington pursuant to a lease that expires in 2004. We maintain a facility for our Hospital Systems business used primarily as an advanced development laboratory in approximately 8,400 square feet of space in Oklahoma City, Oklahoma under a lease that expires in December 2006. In connection with our acquisition of VitalCom Inc. we acquired a 46,000 square foot facility in Tustin, California maintained under a lease expiring in June 2005, with an option to extend through June 2010. The Tustin facility is a hospital systems facility. Our Paceart division of our Hospital Systems business operates out of a 7,500 square feet of office space in Fairfield, New Jersey under a lease that expires in 2004. Our Physician Systems business uses approximately 10,600 square feet of office space in Houston, Texas under a lease that expires in March 2004, and 7,257 square feet of office space in Seattle, Washington under a lease expiring in 2005. The annual cost of these leases during 2001 is approximately $1.4 million, subject to annual adjustments. We also maintain certain agreements with suppliers to purchase components and estimate these noncancelable obligations to be $550,000 for 2001. We have a commitment to purchase airtime charges from a wholesaler in the amount of $300,000 in 2001 regardless of whether or not we are able to pass these charges on to our customers. As a result of the restructuring we undertook in May 2001, the Company accrued the entire $600,000 commitment as of June 30, 2001 as a restructuring charge. Although we have no other material commitments, we may experience an increase in our capital expenditures and lease and supplier commitments consistent with our anticipated growth in our operations, infrastructure and personnel.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

We have incurred losses since inception and may never be profitable, which could result in a decline in the value of our common stock and a loss of your investment.

     We expect to continue to incur operating losses through the end of 2001, and possibly longer. We experienced net losses of $8.6 million from inception through December 31, 1997, $5.8 million in 1998, $6.8 million in 1999 and an additional $13.9 million in 2000. As of June 30, 2001, our accumulated deficit was approximately $54.5 million. We anticipate incurring significant marketing, product development and general and administrative expenses and, as a result, we will need to generate significantly higher revenue to achieve and sustain profitability. We may never earn profits and, if the company does become profitable, it may be unable to sustain or increase profitability on a quarterly or annual basis. As a result, the market price of our stock may decline.

Failure to complete the proposed acquisition by GE could negatively impact our stock price, business and operations.

     Completion of our proposed acquisition by GE is contingent upon approval of our stockholders, FCC and FDA regulatory approval, anti-trust and Hart Scott Rodino approval and other standard terms and conditions pursuant to the merger agreement. If our proposed acquisition by GE is not completed, we may suffer the following harms:

     . if the current market price of our common stock reflects an assumption by the market that the acquisition will occur, then the price of our common stock may decline;

     . we may be required to pay GE a termination fee, which would harm our liquidity and earnings and our ability to enter into other transactions;

     . significant costs related to the merger, such as legal and accounting fees and the expenses and fairness opinion fees of our financial advisor, must be paid even if the acquisition is not completed;

     . possible uncertainty on the part of our customers, potential customers, and employees concerning our plans for the future; and

     . it might be difficult for us to enter into a transaction similar to the proposed acquisition by GE or to engage in other strategic transactions for a significant period of time.

     In addition, we recently suspended our planned consolidation of operations to our Tustin, California facility in anticipation of our acquisition by GE. If the acquisition is not completed, we will need to incur additional expenses in resuming our consolidation plans and may suffer loss of personnel, missed opportunity and other costs as a result of the delay in effecting the planned consolidation.

Our business may fail if Medtronic Physio-Control, Agilent and Datascope do not successfully perform their agreements with us.

     By entering into our distribution agreement with Medtronic Physio-Control and our license agreement with Agilent, we now rely on these two companies for sales and installations of most of our Hospital Systems. Prior to this change, direct sales of our three key products-StatView, AlarmView and FlexView-accounted for 68% of the net sales of our Hospital Systems. Consistent with our new distribution model, we transferred substantially all of our Hospital Systems sales and installation force to Medtronic Physio-Control.

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

     VitalCom's OEM product sales, which represented approximately 58%, 69% and 52% of its total net revenues in 1998, 1999 and 2000, have historically been to a small number of OEM customers. In 1998, Datascope Corporation accounted for approximately 23% of VitalCom's total revenues. In 1999, Datascope accounted for approximately 34% of VitalCom's total revenues. In 2000, Datascope accounted for 28% of VitalCom's total revenues. If we lost Datascope as a VitalCom customer, or Datascope reduced the amount of products it purchases from our VitalCom subsidiary, it would significantly harm our business, operating results and financial condition.

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

     Under the Medtronic Physio-Control distribution agreement, the guarantied obligations are renegotiated annually for periods after 2001 to levels reflective of actual historical sales by Medtronic Physio-Control to our customers. The Medtronic Physio-Control agreement allows us to terminate the agreement in the event that Medtronic Physio-Control fails to sell a specified percentage of its minimum sales obligations to its customers in two consecutive quarters. This minimum end-user distribution percentage target was not met in the first and second quarter of 2001. In addition, Medtronic Physio-Control failed to purchase and pay for products from us for its own account in order to comply with its guaranty of minimum revenues to us. As a result, we experienced a shortfall of $2.5 million in anticipated revenues for the second quarter of 2001.

     We cannot assure you that we will be able to enforce our agreement with Medtronic Physio-Control. Pursuant to these provisions related to minimum obligations, the minimum payment obligations of Agilent and Medtronic Physio-Control to us may be reduced or, in the case of Medtronic Physio-Control, the agreement terminated by us. If this happens and we are unable to find an alternate means to distribute and install our products and services, our business will fail.

If our relationships with our strategic corporate partners are not successful, our business will be harmed.

     We depend on several of our partners for key functions, such as sales and distribution of our products. From time to time, we may disagree with our partners on business strategy, product development or the interpretation and performance of contracts. Our key distribution partners, such as Medtronic Physio-Control, Agilent, Datascope and Tyco, have substantially more resources than we do. We are more dependent on these relationships than are our key partners. Because of these disparities, we may be:

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

Sales of enterprise-wide monitoring systems by our VitalCom subsidiary have been lower than expected, and our future success is dependant, in part, on our ability to achieve greater sales of those products.

     Since 1995, VitalCom's sales levels for its enterprise-wide monitoring systems have been lower than expected. VitalCom has also invested in infrastructure and incurred expenses at levels that reflected its expectation of higher sales. As a result, VitalCom has incurred net losses in each year since 1995. If we do not successfully increase sales of our enterprise-wide monitoring systems in future periods, our business, operating results and financial condition will continue to be materially adversely affected. In addition, although we have installed our enterprise-wide monitoring products in more than 100 hospitals, our products may be rejected by the market, resulting in lower sales.

The sales cycle for our enterprise-wide monitoring systems is long, which requires that we expend substantial amounts of money pursuing potential sales that may not be completed.

     Because replacement or substantial upgrades to clinical information systems typically involves a major commitment of capital, healthcare providers generally undergo an extended review and approval process before making such an expenditure. This review and approval process is becoming more complex, more financially oriented and increasingly subject to overall integration into the hospital's information systems planning. The sales cycle for our enterprise-wide monitoring systems, sold through our VitalCom subsidiary, has typically been nine to eighteen months from the time we initially contact a customer to the time we receive a purchase order. We expend substantial time, effort and money during the sales cycle preparing a contract proposal and negotiating a purchase order without any guarantee that the potential customer will ultimately purchase a system. Any significant or ongoing failure to reach definitive agreements with customers has in the past, and may in the future, substantially harm our business, operating results and financial condition.

The integration of operations as a result of our acquisition of VitalCom will be complex, time consuming and expensive and may harm the results of operations of the combined company.

     The anticipated benefits of our acquisition of VitalCom will depend in part on whether we can integrate our operations in an efficient and effective manner. Successful integration will require favorably combining each company's:

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

Our acquisition of VitalCom will result in costs of integration and transaction expenses that could harm combined financial results.

     If the benefits of our acquisition with VitalCom do not exceed the costs of the acquisition, including the dilution to our stockholders resulting from the issuance of shares of Data Critical common stock in the merger, our financial results, including earnings per share, could be harmed. We estimate that we will incur additional aggregate direct transaction costs of approximately $2.1 million associated with the VitalCom acquisition and related severance costs of approximately $0.3 million. We also have incurred, and will continue to incur, integration costs after completion of the acquisition.

     Actual costs may substantially exceed our expectations. In addition, unanticipated expenses associated with integrating the two companies may arise. As a result, our business may be harmed. We incurred a non-cash charge of $1.8 million in the second quarter of 2001 to reflect our write-off of VitalCom's in-process research and development efforts. We may also incur additional charges in subsequent quarters to reflect costs associated with the merger.

Because our existing capital resources may be insufficient to fund our product and business development efforts, we may have to curtail or cease operations.

     We may need to raise additional capital sooner than presently anticipated to:

     .  support expansion;

     .  integrate the operations of Data Critical and VitalCom;

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

If former VitalCom stockholders who have agreed not to sell their Data Critical common stock for 90 days after the VitalCom merger sell some or all of their shares, our stock price may suffer.

     As part of their voting agreements with us delivered in connection with the VitalCom merger, some former VitalCom stockholders have agreed not to sell the Data Critical common stock they receive in the merger until September 5, 2001, pursuant to applicable securities laws. At the end of this period, these holders will be able to sell their Data Critical common stock to the public. Sales of any significant portion of these shares in the public market after the restrictive period, or the perception that these sales could occur, could cause the market price of our common stock to decrease.

The products of our VitalCom subsidiary may compete with the products of our current strategic partners, which could result in conflict and reduced revenues.

     VitalCom's existing products compete with the products of several companies, including Agilent, from whom we currently derive substantial revenues. Thus, we are competing directly with at least one of our largest customers. Agilent may elect to end its relationship with us or, alternately, reduce the volume of products it purchases in response to the competitive pressures between us. If this happens, our revenues and results of operations will suffer.

Data Critical proprietary technology may be incompatible with VitalCom's technology.

     We believe that combining technologies of Data Critical and VitalCom will enable the combined company to develop products that are technologically superior to those of our competitors. However, the technologies of the two companies, when combined, may not yield any technological advances. In addition, if the technologies of the two companies are not readily compatible, or are incompatible, then the combined company may experience substantial delays in, or impediments to, integrating their technologies and introducing new products. This may result in excess costs or customer defections, and the combined company may lose any technological advantage that it has or had over our competitors. If this happens, the revenues and results of operations of the combined company will be harmed.

Even if we are successful in combining the technologies of Data Critical and VitalCom, our business will be unsuccessful if new technologies and related products are rejected by the marketplace.

     Our success depends upon hospitals accepting our products. Even if we are successful in combining the technologies of Data Critical and VitalCom, the marketplace may reject products and technologies that are new to the marketplace. The marketplace may be reluctant to use our information delivery systems because of negative assumptions or perceptions regarding its products and technologies. If we are unable to create or maintain a market for new products, our business will be harmed.

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

     Because the market for our products is new and evolving, it is very difficult to predict future financial results. We plan to significantly increase our marketing, research and development and general and administrative expenses in 2001. Our expenses are partially based on our expectations regarding future reven ues, and are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our stock price will likely suffer.

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

Our VitalCom subsidiary has focused its research and development and new product efforts on products that use bands that the FCC recently assigned to medical telemetry devices, and our future success is dependent, in part, on our ability to achieve adequate sales of those products.

     VitalCom joined a task force created in 1998 by the American Hospital Association, or AHA, and the FDA. The task force was formed to respond to issues of potential interference by high definition television, or HDTV, land mobile users and low-power television with the frequencies of wireless patient-monitoring devices known as telemetry devices. The task force's mission was to identify protected spectrum candidates for future medical telemetry use, evaluate such use and make recommendations to the FCC. The task force petitioned the FCC to allocate the UHF 608 MHz to 614 MHz band primarily for medical use. In June 2000 the FCC approved a new rule requiring hospitals and independent healthcare networks to evaluate whether their medical telemetry systems are at risk of interference by other types of devices and to take appropriate measures to reduce that risk. The FCC recommended that hospitals and healthcare networks use telemetry systems operating in the new wireless medical telemetry service, or WMTS, frequency bands and stated that, as of October 2002, it would no longer certify new equipment designed to operate in the previously used band. VitalCom has spent considerable amounts of money researching and developing products that operate in the new band, and our business, operating results and financial condition could be substantially harmed if hospitals and independent healthcare networks decide not to move their wireless telemetry systems to the new band. Developing radio frequency transmitter and receiver products is complicated and expensive and has diverted VitalCom's research and development resources from other projects. Our competitors may gain a competitive advantage over us if the new frequency does not become widely accepted, and any additional development costs associated with expanding our UHF radio frequency product offerings could substantially harm our business, operating results and financial condition. Future regulatory changes could significantly affect our operations by diverting its development efforts, making current products obsolete or increasing the opportunity for additional competition, which could substantially harm our business, operating results and financial condition.

If we are unable to successfully integrate the companies and businesses that we have acquired or may in the future acquire, our business may suffer.

     In addition to our acquisition of VitalCom, we acquired the businesses of Physix in 1999 and Elixis and Paceart in 2000 and VitalCom in 2001. We may make additional acquisitions in the future. Acquisitions entail numerous risks, including:

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

     We face competition from a number of companies, including SpaceLabs Medical Inc., which competes with both our Data Critical and VitalCom products. Many other companies selling products using traditional methods of patient monitoring, including direct patient oversight and monitoring through wired systems and voice communications, are well positioned to compete with us. If these companies enter this market, we may be unable to effectively compete and our growth and revenue may suffer.

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

As a result of our acquisition of VitalCom we sell products that compete with our strategic partners.

     Our PatientNet suite of products competes directly with those of our strategic partners including GE, Agilent, Siemens and Protocol Welch Allyn who sell our wireless alarm notification systems. As a result, we may face increasing difficulty in our relationships with these partners as a result of this competition. If this were to occur, our partners might have less incentive to sell our wireless alarm notification products, which would reduce our overall sales. If we were unable to rebuild a direct sales force for these products, or adequately enforce our rights under these partnership agreements, our business would suffer.

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

     We currently have a new interim chief executive officer who has held that position since February 2001. As a result of our proposed acquisition by GE we have suspended our search for a permanent chief executive officer. If we fail to complete the transaction with GE our reinitiated search may be hindered by a number of factors outside our control, including limitations on the number of qualified candidates, hiring competition from similarly situated companies and the unwillingness of qualified candidates to relocate near the company's business headquarters. If we could not hire a permanent chief executive officer in a timely manner, or were unable to find a qualified candidate, we may be unable to manage our business successfully or otherwise achieve our objectives, which would harm our business.

Our business has been negatively impacted in recent years by turnover in its management team.

     A number of changes in our management team have occurred in recent years. Prior to the acquisition, VitalCom's chief executive officer changed in 1997, its vice president, research and development changed in 1998, its vice president, sales and chief financial officer changed in 1999, and its vice president of sales changed in 2000. In addition, we currently have a new interim chief executive officer who has held that position since February 2001. Furthermore, as a result of our restructuring plan, we have lost a number of key officers and employees. These management changes have caused disruptions in our day-to-day operations, have interrupted continuity in customer relationships and have created delays in sales cycles and product release schedules. Although we believe that our existing senior management will successfully improve our business, operating results and financial condition, we cannot assure you that these changes have not substantially harmed, and will not in future periods substantially harm, our business, operating results and financial condition.

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

     The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. These factors affect the purchasing practices and operation of healthcare organizations. Changes in current healthcare financing and reimbursement systems could cause us to make unplanned modifications to our systems or result in delays or cancellations of orders. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state levels. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry parti cipants may respond by reducing or postponing investment decisions, including investments in our systems. We do not know what effect these proposals would have on our business. Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our systems. If we are forced to reduce our prices, our business may be harmed.

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

     In accordance with the above-described provisions, our board of directors adopted a stockholder rights plan on June 14, 2000, which was amended on July 19, 2001 to carve out any transaction with GE. Upon any person so acquiring 20% or more of our common stock (other than in a transaction approved by the board of directors), the rights would entitle the holders (other than the acquiring holder) to acquire (by paying the then current Exercise Price) shares of our common stock having a market value equal to twice the then current Exercise Price. If after the rights become exercisable and we are subsequently acquired by another company or person, the rights would further entitle the holder to acquire shares of the common stock of the acquiring entity (by payment of the Exercise Price), again having a market value of twice the then current Exercise Price. The certificate of designations of our Series A participating Preferred Stock, which creates the purchase rights, has been filed as an exhibit to our registration statement dated July 12, 2000, and you should refer to that registration statement for the complete terms and conditions of the rights.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to protect and preserve the value of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At June 30, 2001 we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as short-term investments, of $14.2 million, as compared to $19.9 million at December 31, 2000. We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments and our investment policies and procedures, we believe that interest rate fluctuations related to these financial instruments do not pose a material risk to us.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held an annual meeting of Data Critical stockholders on June 7, 2001. Of the 11,949,323 shares outstanding as of the record date for the annual meeting, 10,833,885 shares, or 91.08% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy. The following matters were approved by Data Critical stockholders at the annual meeting:

     1) The approval of the issuance of shares of Data Critical common stock in the merger of Viper Acquisition Corp., a wholly owned subsidiary of Data Critical, with and into VitalCom Inc. Our stockholders cast 6,380,045 votes in favor of the issuance and 68,338 votes against. In addition, there were 19,885 abstentions and 4,415,617 broker non-votes.

     2) The amendment of the Data Critical Corporation 1999 Stock Option Plan to increase the number of shares of common stock issuable under the Plan by 750,000 for a total of 2,700,937 shares reserved for issuance. Our stockholders cast 6,027,548 votes in favor of this proposal, and 399,765 votes against. In addition there were 40,955 abstentions and 4,415,617 broker non-votes.

     3) The election of George M. Middlemas and David B. Swedlow to serve as Class II members of our board of directors, with terms expiring in 2004. Our stockholders cast 10,834,900 votes cast in favor of Mr. Middlemas and 10,833,930 votes in favor of Dr. Swedlow.

     4) The ratification of the board's appointment of Arthur Andersen LLP as our independent public accountants for the 2001 fiscal year. Our stockholders cast 10,835,202 votes in favor of this proposal, 28,633 votes against and 20,050 abstentions.

ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

(1)  Financial Statements                                                                           Page
Data Critical Corporation Consolidated Balance Sheets at June 30, 2001 and December 31, 2000.......   3

Data Critical Corporation Consolidated Statements of Operations for the three months
 ended June 30, 2000 and 2001 and the six months ended June 30, 2000 and 2001......................   4

Data Critical Corporation Consolidated Statements of Stockholders' Equity for the six months ended
 June 30, 2001.....................................................................................   5

Data Critical Corporation Consolidated Statements of Cash Flows for the six  months ended
 June 30, 2001 and 2000............................................................................   6

Data Critical Corporation Notes to Consolidated Financial Statements...............................   7

     (2)  Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3)  Exhibits

   Number                                                 Description
   -----                                                  -----------
   2.1(F)     Agreement and Plan of Merger, dated as of July 19, 2001, by and among General Electric Company,
              Ether Merger Corp. and Data Critical Corporation (exhibit 2.1)

   2.2(F)     Stock Option Agreement, dated as of July 19, 2001, between Data Critical Corporation and General
              Electric Company (exhibit 2.2)

   2.3(F)     Form of Stockholder Agreement between General Electric Company and certain stockholders of Data
              Critical Corporation (exhibit 2.3)

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

   4.1(C)     Rights Agreement, dated June 15, 2000, between Data Critical Corporation and ChaseMellon
              Shareholder Services, L.L.C. (exhibit 2.1)

   4.2(E)     Amendment, dated as of July 19, 2001,  to Preferred Share Rights Agreement between Data Critical
              Corporation and Mellon Investor Services LLC (exhibit 2.1)

  10.1(E)*    Amendment, dated as of April 2, between Data Critical and Medtronic Physio-Control Corp. (exhibit
              10.1)

    10.2      Amendment No. 1 to Employment Agreement, dated as of June 15, 2001, between Data Critical
              Corporation and Frank T. Sample

    10.3      Amendment No. 1 to Employment Agreement, dated as of June 15, 2001, between Data Critical
              Corporation and Bradley R. Harlow

    10.4      Amendment No. 2 to Employment Agreement, dated as of June 15, 2001, between Data Critical
              Corporation and Robert A. May

    10.5      Employment Letter Agreement, dated June 21, 2001, between Data Critical Corporation and Paul
              Nicholson

    10.6      Letter Agreement, dated as of July 2, 2001, between Data Critical Corporation and Dr. David E.
              Albert

    10.7      Amendment No. 1 to Employment Agreement, dated as of July 2, 2001, between Data Critical
              Corporation and Richard L. Earnest

    10.8      Third Amendment to Employment Agreement, dated as of July 2, 2001, between Data Critical
              Corporation and Michael E. Singer

    10.9      Fourth Amendment to Employment Agreement, dated as of July 18, 2001, between Data Critical
              Corporation and Michael E. Singer

   10.10      Letter Agreement, dated as of July 18, 2001, between Data Critical Corporation and Michael E.
              Singer

   10.11      First Amendment to License and Distribution Agreement, dated as of June 30, 2001, between Data
              Critical Corporation and Agilent Technologies, Inc.

--------------
* Confidential treatment requested.

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

(E) Incorporated by reference to the designated exhibit to Data Critical's current report on Form 8-K filed on April 12, 2001.

(F) Incorporated by reference to the designated exhibit to Data Critical's current report on Form 8-K filed on July 23, 2001.

     (b)  Reports on Form 8-K

     On April 12, 2001 we filed a current report on Form 8-K with respect to an Amendment between Data Critical and Medtronic Physio-Control Corp.

     On May 2, 2001 we filed a current report on Form 8-K regarding a restructuring of operations and reduction in workforce.

     On June 18, 2001 we filed a current report on Form 8-K regarding consolidation of operations at our Tustin, CA facility and related changes in senior management.

     On June 21, 2001 we filed a current report on Form 8-K regarding approval of the merger with VitalCom Inc. by Data Critical stockholders.

     On June 21, 2001 we filed a current report on Form 8-K regarding the completion of the merger with VitalCom Inc.

     On July 23, 2001 we filed a current report on Form 8-K regarding our entering into a definitive agreement and plan of merger with General Electric Company.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                                       DATA CRITICAL CORPORATION
                                       (Registrant)

Date: August 14, 2001

                                       By:         /s/ Michael E. Singer
                                           ------------------------------------
                                                    Michael E. Singer
                                           Executive Vice President and Chief
                                              Financial Officer (Authorized
                                                  Officer and Principal
                                                   Financial Officer)

                                 EXHIBIT INDEX

   Number                                                 Description
   ------                                                 -----------
   2.1(F)     Agreement and Plan of Merger, dated as of July 19, 2001, by and among General Electric Company,
              Ether Merger Corp. and Data Critical Corporation (exhibit 2.1)

   2.2(F)     Stock Option Agreement, dated as of July 19, 2001, between Data Critical Corporation and General
              Electric Company (exhibit 2.2)

   2.3(F)     Form of Stockholder Agreement between General Electric Company and certain stockholders of Data
              Critical Corporation (exhibit 2.3)

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

   4.1(C)     Rights Agreement, dated June 15, 2000, between Data Critical Corporation and ChaseMellon
              Shareholder Services, L.L.C. (exhibit 2.1)

   4.2(E)     Amendment, dated as of July 19, 2001,  to Preferred Share Rights Agreement between Data Critical
              Corporation and Mellon Investor Services LLC (exhibit 2.1)

  10.1(E)*    Amendment, dated as of April 2, between Data Critical and Medtronic Physio-Control Corp. (exhibit
              10.1)

    10.2      Amendment No. 1 to Employment Agreement, dated as of June 15, 2001, between Data Critical
              Corporation and Frank T. Sample

    10.3      Amendment No. 1 to Employment Agreement, dated as of June 15, 2001, between Data Critical
              Corporation and Bradley R. Harlow

    10.4      Amendment No. 2 to Employment Agreement, dated as of June 15, 2001, between Data Critical
              Corporation and Robert A. May

    10.5      Employment Letter Agreement, dated June 21, 2001, between Data Critical Corporation and Paul
              Nicholson

    10.6      Letter Agreement, dated as of July 2, 2001, between Data Critical Corporation and Dr. David E.
              Albert

    10.7      Amendment No. 1 to Employment Agreement, dated as of July 2, 2001, between Data Critical
              Corporation and Richard L. Earnest

    10.8      Third Amendment to Employment Agreement, dated as of July 2, 2001, between Data Critical
              Corporation and Michael E. Singer

    10.9      Fourth Amendment to Employment Agreement, dated as of July 18, 2001, between Data Critical
              Corporation and Michael E. Singer

   10.10      Letter Agreement, dated as of July 18, 2001, between Data Critical Corporation and Michael E.
              Singer

   10.11      First Amendment to License and Distribution Agreement, dated as of June 30, 2001, between Data
              Critical Corporation and Agilent Technologies, Inc.

--------------
 *  Confidential Treatment requested.

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

(E) Incorporated by reference to the designated exhibit to Data Critical's current report on Form 8-K filed on April 12, 2001.

(F) Incorporated by reference to the designated exhibit to Data Critical's current report on Form 8-K filed on July 23, 2001.